Form 10-K405
period 1996-02-29
MARYLAND FEDERAL BANCORP INC
filed 1996-05-29
CIK 853020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                       OR

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                         Commission file number: 0-18107

                        MARYLAND FEDERAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                  52-1640579
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification Number)

    3505 HAMILTON STREET
    HYATTSVILLE, MARYLAND                             20782
          (Address)                                (Zip Code)

       Registrant's telephone number, including area code:  (301) 779-1200

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                         PREFERRED STOCK PURCHASE RIGHTS
                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of April 26, 1996, the aggregate value of the 2,840,835 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 319,233 shares held by all directors and officers of the Registrant as a group, was approximately $85,225,050. This figure is based on the closing price of $30.00 per share of the Registrant's Common Stock on April 26, 1996.

Number of shares of Common Stock outstanding as of April 26, 1996:  3,160,068

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     (1) Portions of the Annual Report to Stockholders for the fiscal year ended February 29, 1996 are incorporated into Part II, Items 5 - 8 of this Form 10-K.

     (2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10 - 13 of this Form 10-K.

PART I

ITEM 1.   BUSINESS.

                                   GENERAL

     Maryland Federal Bancorp, Inc. ("MFB" or the "Company") was incorporated under the laws of the State of Maryland in June 1989 and is the unitary savings and loan holding company and sole stockholder of Maryland Federal Savings and Loan Association ("Maryland Federal" or the "Association"). The Company does not presently own or operate any subsidiary except for the Association. Maryland Federal's business is conducted through 25 branch offices located in Prince George's, Montgomery, Charles, Calvert and Anne Arundel counties, Maryland, six loan production offices, and one wholly-owned subsidiary. The principal executive offices of both the Company and the Association are located at 3505 Hamilton Street, Hyattsville, Maryland 20782, and their telephone number is (301) 779-1200.

     On a consolidated basis, at February 29, 1996, MFB had total assets of $1.14 billion, total liabilities of $1.05 billion and total stockholders' equity of $94.0 million or $29.84 per share based on 3,149,705 shares of common stock outstanding. MFB had net income of $8.7 million for the year ended February 29, 1996.

     The Association is primarily engaged in the business of attracting deposits from the general public and investing such deposits primarily in permanent loans secured by first liens on one- to four-family residential properties and, to a lesser extent, in commercial real estate located in the Association's market area and in consumer loans. The Association also maintains a substantial portfolio of mortgage-backed securities as well as United States Government and agency securities and other permissible investments and, through a subsidiary, engages in insurance agency activities to a limited extent.

     The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS"), a department of the United States Treasury, and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). Maryland Federal, as a federally chartered savings and loan association, is subject to examination and comprehensive regulation by the OTS, which became the successor to the Federal Home Loan Bank Board ("FHLBB") pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which was enacted in August 1989, and by the Federal Deposit Insurance Corporation ("FDIC"). Customer deposits with the Association are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Maryland Federal is a member of the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta"), which is one of 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Maryland Federal is further subject to regulations administered by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

                               LENDING ACTIVITIES

     LOAN AND MORTGAGE-BACKED SECURITY PORTFOLIO COMPOSITION. Maryland Federal's net loan and mortgage-backed security portfolio totalled $1.06 billion at February 29, 1996, representing 92.5% of the Company's $1.14 billion of total assets at that date. The Association's total loan portfolio at February 29, 1996 consisted primarily of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). In addition, the Association maintains a portfolio of mortgage-backed securities, which consists primarily of Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") participation certificates. GNMA certificates are guaranteed by the full faith and credit of the United States while FHLMC and FNMA certificates are guaranteed by those quasi-governmental agencies.

     At February 29, 1996, single-family residential loans comprised the largest group of loans, amounting to $948.0 million or 88.8% of the gross loan and mortgage-backed securities portfolio. The Association also had $66.5 million of mortgage-backed securities, which accounted for 6.2% of the gross loan and mortgage-backed securities portfolio at such date. Construction loans at such date amounted to $5.2 million or 0.5% of the gross loan and mortgage-backed securities portfolio. Commercial real estate loans accounted for substantially all of the remainder of the loan portfolio, amounting to $41.8 million or 3.9% of the gross loan and mortgage-backed securities portfolio at February 29, 1996.

     In recent years, management of Maryland Federal has increased the origination of adjustable-rate and/or short-term loans, which included primarily adjustable-rate mortgage loans ("ARMs"). Since fiscal 1991, the Association has significantly increased its origination of second mortgages and home equity lines of credit from prior years due to the shorter terms and the low level of credit risk associated with such loans. The origination of ARMs, commercial loans, consumer loans and construction loans accounted for 52.8%, 77.7% and 50.7% of total loans originated in fiscal 1994, 1995 and 1996, respectively.

     Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. It is the Association's policy to limit its origination of commercial real estate loans.

     The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                 FEBRUARY 29,        FEBRUARY 28,      FEBRUARY 28,       FEBRUARY 28,          FEBRUARY 29,
                                     1996               1995              1994               1993                  1992
                               ----------------   ----------------   ----------------   ----------------    ------------------
                                AMOUNT  PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT   PERCENT     AMOUNT    PERCENT
                                ------  -------   ------   -------   ------   -------   ------   -------    --------   -------
                                                                (Dollars in Thousands)
Real estate loans:
  Permanent loans:
    Single-family(1)           $947,995   88.8%   $855,857   86.8%   $656,833   86.5%   $596,508    83.0%   $590,467   84.5%
    Multi-family                  2,472    0.2       2,662    0.3       2,740    0.4       2,807     0.4       2,897    0.4
    Commercial(2)                41,824    3.9      40,731    4.1      36,548    4.8      39,252     5.5      38,325    5.5
    Land                             --     --          --     --       1,542    0.2       1,583     0.2          --     --
  Construction loans:
    Single-family                 2,815    0.3       1,244    0.1       6,485    0.9      11,581     1.6       5,428    0.8
    Other property                2,344    0.2       7,315    0.7       7,849    1.0       8,447     1.2       8,534    1.2
Mortgage-backed securities       66,491    6.2      75,804    7.7      44,200    5.8      53,672     7.4      45,823    6.5
Consumer and other loans          4,232    0.4       2,997    0.3       2,788    0.4       5,113     0.7       7,531    1.1
                             ----------   ----    --------   ----    --------   ----    --------    ----    --------   ----
Total gross loans and
  mortgage-backed
  securities receivable       1,068,173  100.00%   986,610  100.0%    758,985  100.0%    718,963   100.0%    699,005  100.0%
                                         ------             -----              -----               -----              -----
                                         ------             -----              -----               -----              -----

Less:
  Undisbursed portion of
    mortgage loans                1,722              2,728              8,609             11,135               5,425
  Unamortized premiums and
    discounts, net                  783              1,010              1,025              1,581               1,467

  Net deferred loan fees          3,815              4,284              4,065              4,065               3,233

  Allowance for loan
   losses                         4,474              4,424              4,187              4,267               2,348
                             ----------           --------           --------           --------            --------
Total loans and mortgage-
  backed securities
  receivable, net            $1,057,379           $974,164           $741,099           $697,915            $686,532
                             ----------           --------           --------           --------            --------
                             ----------           --------           --------           --------            --------

_______________

(1) Includes $48.3 million, $48.3 million, $37.8 million, $33.3 million and $36.5 million of second-mortgage loans at each of the respective dates.

(2) Includes $13.6 million, $12.5 million, $10.8 million, $6.4 million and $5.6 million of single-family, non-owner occupied rental properties at each of the respective dates.

     CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the scheduled contractual maturities of the Association's loans and mortgage-backed securities at February 29, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                                                      AMOUNTS DUE
                                                 -----------------------------------------
                                                               ARTER ONE YEAR
                                  BALANCE AT     IN ONE YEAR    THROUGH FIVE    AFTER FIVE
                              FEBRUARY 29, 1996    OR LESS         YEARS          YEARS
                              -----------------  -----------   -------------    ----------
                                                      (In Thousands)
Real estate loans(1)(2):
  Fixed-rate                       $489,649        $4,301        $60,100         $425,248
  Adjustable-rate                   563,561         3,338            308          559,915
Consumer and other loans              4,169           133          3,470              566
                                 ----------        ------        -------         --------
Total loans and mortgage-
  backed securities, net(3)(4)   $1,057,379        $7,772        $63,878         $985,729
                                 ----------        ------        -------         --------
                                 ----------        ------        -------         --------

______________

(1) Includes single and multi-family residential mortgage loans, loans on income-producing property secured by other real estate, construction and commercial business loans secured by real estate and mortgage-backed securities.

(2) Construction loans, net of undisbursed portion, totalled $3.4 million at February 29, 1996, $3.1 million of which are scheduled to convert to permanent loans in fiscal 1997.

(3) Net of undisbursed portion of mortgage loans, unamortized premiums and discounts, net deferred loan fees and allowance for loan losses.

(4) Of the total loans due to mature after February 28, 1997, $489.4 million have fixed rates of interest and $560.2 million have adjustable or floating rates of interest.

     Scheduled contractual maturities of loans and mortgage-backed securities do not necessarily reflect the actual term of the Association's loan and mortgage-backed securities portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which grant the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current market rates on mortgage loans substantially exceed rates on existing mortgage loans and, conversely, decrease when current market rates on mortgage loans decline below rates on existing mortgage loans.

     Interest rates charged by Maryland Federal on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     ORIGINATION, PURCHASE AND SALE OF LOANS. As a federally chartered savings and loan association, the Association has general authority to originate and purchase loans secured by real estate located throughout the United States. However, in accordance with the Association's conservative lending practices, all of the Association's mortgage loan portfolio is secured by real estate located in the Washington, D.C. or Baltimore metropolitan areas.

     Historically, residential real estate loans have been originated by the Association through its branch offices. However, since January 1988, the Association has, in addition to its branch network, used a team of commissioned loan officers, working out of the Company's six loan production offices, to originate real estate loans. Loan approvals are the responsibility of personnel who are compensated on a non-incentive basis. Residential and commercial real estate loan originations have been attributable to referrals from real estate brokers and builders, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to walk-in customers.

     Maryland Federal occasionally sells whole loans and participations in loans to other financial institutions and institutional investors. All of such loans have consisted of long-term, fixed-rate mortgages. The Association sold $21.1 million, $39.2 million and $54.5 million of such loans during fiscal 1994, 1995 and 1996, respectively, exclusive of loans exchanged for mortgage-backed securities. The Association was servicing approximately $28.4 million of loans for others at February 29, 1996. As of February 29, 1996, the Association had commitments to sell loans totalling approximately $33.3 million.

     The Association has in the past occasionally pooled long-term, fixed-rate loans and exchanged them on a servicing retained basis for mortgage-backed securities guaranteed by the FHLMC in the same unpaid principal amount as the mortgage loans exchanged. Although the mortgage-backed securities (participation certificates) received in the exchange do not reduce the overall effective maturity of the Association's assets, they are more liquid than traditional mortgage loans because a large and active secondary market for such securities currently exists. Such securities may also be used to collateralize the Association's borrowings. During fiscal 1996, the Association did not engage in any such exchanges.

      The Association also purchases whole loans in the secondary market in order to increase the diversity of its portfolio and provide it with assets which are consistent with its asset and liability management goals. The Association buys both fixed-rate and adjustable-rate mortgages from mortgage bankers on a servicing released basis, depending on the market at the time of purchase. These loans, each of which is individually underwritten by the Association, are secured by properties located in the Washington, D.C.,

Maryland and Virginia metropolitan areas. Whole loan purchases amounted to $36.5 million, $71.5 million and $1.0 million during fiscal 1994, 1995 and 1996, respectively. During fiscal 1994, 1995 and 1996, the Association also purchased $8.1 million, $41.7 million and $-0-, respectively, of mortgage-backed securities. The purchase of mortgage-backed securities is intended to supplement the Association's investment in loans receivable.

       The following table sets forth the Association's loan and mortgage-backed security originations, purchases, sales and principal repayments during the periods indicated.

                                                       YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
                                            1996          1995          1994
                                        ------------  ------------  ------------
                                                     (IN THOUSANDS)
Gross loans and mortgage-backed
 securities at beginning of period       $  986,610     $758,985      $718,963
                                         ----------     --------      --------
Loans originated:
  Real estate loans:
    Permanent loans:
      Single-family (adjustable-rate)       103,341      169,867       132,217
      Single-family (fixed-rate)            109,825       52,713       128,917
      Commercial                              5,435        9,803         8,685
    Construction loans                          941        2,614         3,202
                                         ----------     --------      --------
        Total real estate loans
         originated                         219,542      234,997       273,021
  Consumer and other loans                    3,331        1,785           384
                                         ----------     --------      --------
      Total loans originated                222,873      236,782       273,405
                                         ----------     --------      --------

Loans and mortgage-backed securities
 purchased:
  Whole loans                                 1,006       71,535        36,484
  FHLMC participation certificates               --       10,100            --
  GNMA participation certificates                --       10,196            --
  FNMA participation certificates                --       21,364         7,060
  Real estate mortgage investment
   conduit certificates                          --           --         1,053
                                         ----------     --------      --------
      Total loans and mortgage-backed
       securities purchased                   1,006      113,195        44,597
                                         ----------     --------      --------
      Total loans and mortgage-backed
       securities originated and
       purchased                            223,879      349,977       318,002
                                         ----------     --------      --------
Loans transferred to foreclosed real
 estate                                         281          632           514
Loans sold                                   54,521       14,219        39,179
Loans repaid                                 87,514      107,501       238,287
                                         ----------     --------      --------
      Total loans transferred to
       foreclosed real estate, sold
       and repaid                           142,316      122,352       277,980
                                         ----------     --------      --------
Net loan activity                            81,563      227,625        40,022
                                         ----------     --------      --------
Gross loans and mortgage-backed
 securities at the end of period          1,068,173      986,610       758,985

Less:
  Undisbursed portion of mortgage
   loans                                      1,722        2,728         8,609
  Unamortized premiums and discounts,
   net                                          783        1,010         1,025
  Net deferred loan fees                      3,815        4,284         4,065
  Allowance for loan losses                   4,474        4,424         4,187
                                         ----------     --------      --------
Net loans and mortgage-backed
 securities at the end of period         $1,057,379     $974,164      $741,099
                                         ----------     --------      --------
                                         ----------     --------      --------

     LOAN UNDERWRITING POLICIES. The Board of Directors has authorized the Loan Committee of the Association (comprised of the President and Chief Executive Officer (Chairman), Executive Vice President, Senior Vice President and Chief Loan Officer) to approve any real estate secured loan or investment of $500,000 or less. All actions of the Loan Committee are promptly reported to and ratified by the Board of Directors. The President of the Association has the authority to approve any other loan up to $500,000 which is secured by collateral other than real estate. Residential loans will generally be originated in amounts up to the limits established from time to time by the FNMA and FHLMC for secondary market resale purposes. This amount is presently $207,000 for single-family, fixed-rate residential loans.

     Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and the property or collateral involved, including an appraisal of the property by independent appraisers approved by the Association's Board of Directors, the lending decision is made in accordance with the underwriting guidelines of the Association.

     It is the Association's policy to obtain a title insurance policy insuring that the Association has a valid first lien on the mortgaged real estate and that the property is free of encroachments. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

     Maryland Federal is permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Association is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The Association's lending policy requires private mortgage insurance when the loan-to-value ratio exceeds 80%. The Association generally lends up to 95% of the appraised value of single-family residential dwellings when the required private mortgage insurance is obtained. Management believes, however, that a substantial portion of its portfolio is significantly below an 80% loan-to-value ratio. The Association estimates that approximately 15% of its gross loan portfolio at February 29, 1996 is covered by private mortgage insurance. The Association generally lends up to 75% of the appraised value of the properties securing its commercial real estate and multi-family residential properties and 70% of the appraised value for construction loans.

     REAL ESTATE LENDING STANDARDS. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992
("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%); and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

     Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multifamily and other non-one-to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of real estate owned and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

     Under federal regulations prior to the enactment of FIRREA, the aggregate amount of loans that the Association could have made to any one borrower, including related entities, was, with certain exceptions, limited to the lesser of 10% of the Association's net withdrawable deposits or 100% of its regulatory capital. The Association was in compliance with this regulation. As a result of FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied only to commercial loans made by federally chartered institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of the Association's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

     Based on the 15% of unimpaired capital and surplus standard, the maximum amount which the Association could have loaned to one borrower and the borrower's related entities at February 29, 1996 was approximately $13.2 million. At such date, the largest aggregate amount of loans by the Association to any one borrower, including related entities, consisted of $5.1 million of permanent loans secured by rental townhouses and single-family homes located in Prince George's and Montgomery Counties, Maryland and Northern Virginia.

     RESIDENTIAL REAL ESTATE LENDING. The Association has offered ARMs since 1978 and, when market conditions and certain competitive market pressures in the Association's primary market area have permitted, has emphasized their origination rather than that of long-term, fixed-rate loans. The origination of ARMs represented 50.6%, 76.3% and 48.5% of the Association's total originations of conventional single-family residential mortgages in fiscal 1994, 1995 and 1996, respectively. ARMs (including mortgage-backed securities) accounted for approximately $563.6 million or 53.3% of the Association's net loan portfolio (including mortgage-backed securities) at February 29, 1996.

     The ARMs currently offered by Maryland Federal have up to 30-year terms and interest rates which primarily adjust every one or three years based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one or three years, respectively, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2% per year, with a limit of 6% over the life of the loan. No downward adjustments below the interest rate at the time of origination are permitted. These loans currently contain provisions permitting them to be converted to fixed-rate loans at the first adjustment date. If the borrower converts the loan, the Association will usually sell such loan into the secondary market. The Association does not offer ARMs with negative amortization. Since fiscal 1992, the Association has also originated adjustable-rate mortgage loans which adjust to a fixed-rate loan upon either the fifth or seventh year at a rate based on a margin of 5/8ths of one percent over the FHLMC's 60-day delivery rate for conventional single-family home loans. The rate then remains constant for the remaining life of the loan. Upon repricing, these loans, in addition to those originated or acquired with the intent to sell, may also be sold and will be recorded at the lower of cost or fair value at such time. The Association has experienced changing demands for ARMs as a result of fluctuations in interest rates, but expects to continue to emphasize ARMs as market conditions permit in order to reduce the impact on its operations of rapid increases in market rates of interest. Such loans, however, generally do not adjust as rapidly as changes in the Association's cost of funds.

     Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. The Association estimates that its residential mortgage loans generally remain outstanding for an average of approximately eight years. At February 29, 1996 approximately $489.6 million or 46.3% of the Association's net loan portfolio consisted of long-term, fixed-rate residential mortgage loans (including mortgage-backed securities). In the past, the Association has occasionally exchanged qualifying long-term, fixed-rate residential mortgages for FHLMC participation certificates. The Association did not engage in any such exchanges in the past year but may resume doing so in the future.

     The Association also occasionally originates loans on multi-family residential properties and will continue to do so if and when favorable lending opportunities are presented. Multi-family residential mortgage loans are primarily secured by multi-family rental units. Generally, such loans are originated with fixed-rates of interest set at specified margins above the one-and three-year treasury bill yields, and with 25- or 30-year amortization schedules. The Association generally will not originate such loans with a loan-to-value ratio of greater than 75%. The majority of the loans include a one or five year balloon payment provision. In addition, such loans are usually required to have a minimum debt service coverage of 1.15% at the time of origination.

     The Association makes second mortgage loans and home equity loans only where the first plus these mortgages in the aggregate do not exceed 90% of the value of the property securing the loan. Maryland Federal's standard underwriting procedures are used in evaluating these loans. At February 29, 1996, $48.3 million or 4.6% of the Association's gross loan and mortgage-backed securities portfolio consisted of second mortgage loans, compared to $48.3 million or 4.9% at February 28, 1995. At February 29, 1996, $21.4 million or 2.0% of the Association's gross loan and mortgage-backed securities portfolio consisted of home equity loans compared to $3.6 million or 0.4% at February 28, 1995.

     CONSTRUCTION LENDING. The Association provides both fixed-rate and floating-rate residential and commercial construction loans. Generally, construction loans are made with terms not exceeding 24 months. Interest rates on construction loans are currently set at floating rates above THE WALL STREET JOURNAL prime rate for either a residential or commercial real estate loan. The interest rate adjusts monthly. Advances are made on a percentage of completion basis usually consisting of four draws after receipt of an architect's or engineer's certification and approval by the Association's inspector. Most construction loans are floating-rate balloon loans. Construction loans are usually made only when the Association will provide the permanent financing. In all cases, there must be permanent financing before the loan is originated. The Association reclassifies construction loans as either residential or commercial real estate loans at the time of completion of the construction project, depending upon the nature of the property which will secure the permanent loan. As of February 29, 1996, $5.2 million or 0.5% of Maryland Federal's gross loan and mortgage-backed securities portfolio consisted of construction loans, 55% of which consisted of loans on one- to four-family residential properties.

     The Association continues to offer construction loans because of the short terms and higher interest rates associated with such loans. During fiscal 1996, the Association's origination of construction loans amounted to $900,000, as compared to $2.6 million during fiscal 1995 and $3.2 million during fiscal 1994. At February 29, 1996, the Association's construction loans varied in size from $80,000 to $2.0 million. The Association's construction loans have been for the construction of small shopping centers, office buildings and small residential subdivisions in the Association's market area. As of February 29, 1996, the Association's construction loan portfolio was comprised of 10 loans to separate borrowers in the aggregate amount of $5.2 million, of which the Association had undisbursed funds of $1.7 million. As of February 29, 1996, the largest loan consisted of a $2.0 million loan for the construction of a professional office building located in Olney, Maryland. The Association may make additional loans to such borrowers in the future.

     The underwriting criteria used by the Association are designed to evaluate and minimize the risks of each construction loan. Among other things, the Association generally considers an appraisal of the project, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and review of cost estimates, plans and specifications, preconstruction sale and leasing information, current and expected economic conditions in the area of the project, cash flow projections of the borrower, and, to the extent available, guarantees by the borrower and/or third parties.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. Also, these types of loans generally have larger balances and greater risks than residential mortgage loans because their repayment is dependent on successful project completion as well as general and local economic conditions and are generally less predictable and more difficult to evaluate and monitor.

     COMMERCIAL REAL ESTATE LENDING. At February 29, 1996, the Association had $41.8 million or 3.9% of its gross loan and mortgage-backed securities portfolio invested in commercial real estate loans, substantially all of which are short-term loans. The Association rarely has originated, and does not intend to emphasize in the future, the origination of land acquisition and development loans. The commercial real estate loans originated by the Association are primarily secured by small strip shopping centers, motels, mini-warehouses, townhouse office units and apartment buildings. These loans are generally three- to five-year balloon loans, amortized over 30 years, and require a 1.15% debt service coverage at the time of origination. Commercial real estate loans are not originated with more than a 75% loan-to-value ratio and personal guarantees are obtained to the extent possible.

     Originations of commercial real estate loans amounted to $5.4 million during fiscal 1996 compared to $9.8 million during fiscal 1995 and $8.7 million during fiscal 1994. As of February 29, 1996, the Association's largest commercial real estate loan consisted of a $3.5 million loan secured by a recreational vehicle park located in Beltsville, Maryland. It is the present intention of management that all such loans will be secured by properties in the Association's market area and that commercial real estate loans will not exceed 10% of the total loan portfolio.

     Although FIRREA reduced the limit on loans to any one borrower to an amount generally equal to 15% of the Association's unimpaired capital and surplus, subject to certain limited exceptions, which limit was approximately $13.2 million at February 29, 1996, the Association typically has not originated loans to any one borrower or project in excess of $5.0 million for
its own portfolio.   FIRREA also reduced the amount which a federally
chartered savings institution may invest in loans secured by non-residential real estate to four times the Association's capital, which limit was $352.6 million at February 29, 1996. This limit is not expected to have any effect on Maryland Federal's commercial real estate lending activities.

     Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as economic conditions. All of such loans are secured by properties located in Maryland or the Washington, D.C. metropolitan area.

     COMMERCIAL BUSINESS LENDING. Federal laws and regulations also authorize the Association to make secured or unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 10% of the Association's assets. In addition, another 10% of total assets may be invested in commercial equipment and consumer leasing, and the Association may use any or all of the 35% consumer category described below for inventory and floor plan financing. As of February 29, 1996, the Association did not have any commercial business loans outstanding and the Association has no present plans with respect to engaging in such lending in the future.

     CONSUMER LENDING. Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the institution's total assets. At February 29, 1996, consumer loans accounted for $4.2 million or 0.4% of the Association's gross loan and mortgage-backed securities portfolio.

     In past years, the Association has originated consumer loans in order to provide a range of financial services to its customers and because the shorter terms and typically higher interest rates on such loans help the Association maintain a profitable spread between its average loan yield and its cost of funds. The Association currently offers automobile loans, overdraft lines of credit and unsecured personal loans. Consumer loan originations during fiscal years 1994, 1995 and 1996 were $384,000, $1.8 million and $3.3 million, respectively, of which automobile loan originations amounted to $304,000, $1.0 million and $1.5 million, respectively, during such periods. At February 29, 1996, savings account loans amounted to $238,000. The Association no longer originates loans secured by savings accounts.

     In 1985, the Association began originating automobile loans. Such loans are generally originated with terms of four years for up to 90% of the purchase price of a new car or 80% of the "Blue Book" value or purchase price, whichever is less, in the case of a used car. Automobile loan rates are determined based upon general market conditions and competition in the market for such loans. Such loans amounted to $2.1 million at February 29, 1996. The weighted average interest rate on automobile loans was 7.82% at February 29, 1996. The Association no longer makes loans secured by used cars.

     During fiscal 1995, the Association began originating unsecured personal loans in amounts up to $10,000. At February 29, 1996, unsecured personal loans amounted to $1.7 million.

     The Association does not intend to continue its emphasis on consumer lending. Such lending, when it involves loans on automobiles, can entail greater risks than single-family residential lending due to the nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, personal bankruptcy and adverse economic conditions. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. However, the Association believes its use of detailed loan and credit applications and investigations reduces this risk and the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Net charge-offs of consumer loans during fiscal 1996 and 1995 amounted to approximately $25,000 and $4,000, respectively.

     LOAN FEES AND SERVICE CHARGES. In addition to interest earned on loans, the Association receives income through servicing of loans and loan fees charged in connection with loan originations (which are calculated as a percentage of the amount loaned), loan modifications, loan commitments, late payments, prepayments, repayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made.

     SFAS 91 requires that loan origination fees and certain related direct loan origination costs be offset and that the resulting net amount be deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. In addition, commitment fees are required to be offset against related direct costs and recognized over the life of the related loans as an adjustment of yield, if the commitment is exercised, or if the commitment expires unexercised, recognized in income upon expiration of the commitment.

     NON-PERFORMING LOANS AND FORECLOSED REAL ESTATE. When a borrower fails to make a required loan payment, the Association attempts to cure the default by contacting the borrower. In general, contacts with borrowers are made by the Association after a payment is more than 30 days past due, at which time a late charge is assessed. In most cases, defaults are cured promptly. If the delinquency is not rectified within 90 days through the Association's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Association will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Under federal regulations, consumer loans which are more than 120 days delinquent are required to be written-off.

     If foreclosure is effected, the property is sold at a public auction in which the Association may participate as a bidder. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "foreclosed real estate" account until it is sold. When property becomes foreclosed real estate, it is recorded at the lower of cost or fair value at the date of acquisition and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed. Costs incurred for the improvement or development of such property are capitalized. An allowance, if necessary, is provided to reduce the carrying value to its fair value less estimated selling costs. The Association is permitted under OTS regulations to finance sales of foreclosed real estate by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. As of February 29, 1996, the Association's participation in loans to facilitate the purchase of foreclosed real estate amounted to $159,000.

       The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Association was accruing interest and foreclosed real estate at the dates indicated. The Association had $2.8 million of troubled debt restructurings at February 28, 1995 and there were no troubled debt restructurings during any other period shown.

                                  FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 28,  FEBRUARY 28,   FEBRUARY 29,
                                      1996          1995          1994           1993           1992
                                  ------------  ------------   ------------  ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
Total non-performing loans:(1)
  Non-accrual loans                   $   --         $   20      $2,748        $  464         $   --
  Accruing loans which are 90
   days or more overdue                3,386          1,536       3,155         1,155          1,284
                                      ------         ------      ------        ------         ------
    Total non-performing loans        $3,386         $1,556      $5,903        $1,619         $1,284
                                      ------         ------      ------        ------         ------
                                      ------         ------      ------        ------         ------
Total non-performing loans to
 total loans receivable-net              0.3%           0.2%        0.8%          0.3%           0.2%
                                      ------         ------      ------        ------         ------
                                      ------         ------      ------        ------         ------
Total foreclosed real estate          $2,090         $2,695      $3,210        $4,032         $3,561
                                      ------         ------      ------        ------         ------
                                      ------         ------      ------        ------         ------
Total non-performing loans
 and foreclosed real estate to
 total assets                            0.5%           0.4%       1.04%          0.7%           0.6%
                                      ------         ------      ------        ------         ------
                                      ------         ------      ------        ------         ------

____________

(1)  Consists of residential, commercial real estate loans and consumer loans.

     The $3.4 million of accruing loans which were 90 days or more overdue at February 29, 1996 consisted of 34 first mortgage and 15 consumer loans with average principal balances of approximately $98,000 and $4,000, respectively. It is believed that these delinquencies are reflective of current economic conditions. The $2.1 million of foreclosed real estate at February 29, 1996 consisted primarily of a condominium/office complex located in Hyattsville, Maryland and an industrial park located in Forestville, Maryland, which had carrying values of $1.1 million and $800,000, respectively. At February 29, 1996, the Association also held one single-family residential property and one additional commercial property with aggregate carrying values of approximately $122,000 and $135,000, respectively. All properties are currently being marketed for sale. The amount of interest income that would have been recorded on the nonaccrual loans in accordance with their original terms was $4,000 and $342,000 for fiscal 1995 and 1994, respectively. The amount of interest income that was recorded on these loans was $2,000 and $264,000 for fiscal 1995 and 1994, respectively.

     Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard", "doubtful", and "loss." In addition, assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems may be subject to classification as "special mention." See "Regulation - Regulation of the Association - Classification of Assets." As of February 29, 1996, the Association had approximately $7.0 million of classified assets, which includes $5.5 million of the non-performing assets shown in the table above. Of this total, approximately $7.0 million was classified as substandard and $14,000 was classified as doubtful.

     ALLOWANCE FOR LOAN LOSSES. During fiscal 1996, the Association made provisions for loan losses of $120,000 in recognition of the general risks of credit loss in the portfolio and the general economic conditions in the Association's market area. During fiscal 1994 and 1995, the Association made provisions for losses on loans of $662,000 and $300,000, respectively. During fiscal 1994, 1995 and 1996, the Association made charges to the allowance for loan losses of $3,000, $13,000 and $70,000, respectively. During fiscal 1994, 1995 and 1996, such provisions and charge-offs primarily reflected estimated losses with respect to construction and other loans which were adversely affected by market conditions. In the future, the Association will make additions to the allowance by charges to operations to reflect the amount management determines is necessary based on its monthly risk analysis of the loan portfolio.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a monthly evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Although management believes that it has used the best information available to it in making such determinations, future reserves may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

     Effective December 21, 1993, the OTS, in connection with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively supersedes the proposed guidance issued on September 1, 1992, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

     The following table presents information concerning the Association's allowance for loan losses, charge-offs and recoveries during the periods indicated.


                                                                  YEAR ENDED
                                    ------------------------------------------------------------------------
                                    FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                       1996            1995           1994           1993            1992
                                       ----            ----           ----           ----            ----
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of period         $4,424           $4,187         $4,267         $2,348          $1,298
                                     ------           ------         ------         ------          ------
Provision:
  Real estate-residential                50              300            662          1,940           1,361
  Consumer loans                         70               --             --             --              --
                                     ------           ------         ------         ------          ------
    Total provision                     120              300            662          1,940           1,361
                                     ------           ------         ------         ------          ------
Transfer to allowance for
 losses on foreclosed real
 estate                                  --               50            739             --              --
                                     ------           ------         ------         ------          ------
Charge-offs:
  Real estate-residential                45                9             --             13             300
  Consumer loans                         25                4              3              8              11
                                     ------           ------         ------         ------          ------
    Total charge-offs                    70               13              3             21             311
                                     ------           ------         ------         ------          ------
Balance, end of period               $4,474           $4,424         $4,187         $4,267          $2,348
                                     ------           ------         ------         ------          ------
                                     ------           ------         ------         ------          ------
Ratio of charge-offs to
  average loans and
  mortgage-backed securities
  outstanding                         0.007%           0.001%            --%          .003%            .05%
                                     ------           ------         ------         ------          ------
                                     ------           ------         ------         ------          ------

     The Association also maintains an allowance for losses on foreclosed real estate. At February 29, 1996, the Association's allowance for losses on foreclosed real estate amounted to $1.3 million. For additional information, see Note 5 of the Notes to Consolidated Financial Statements.

    The following table sets forth the amount of the Association's allowance for loan losses attributable to each type of loan indicated and the percent of such type of loans to total loans (including mortgage-backed securities) and participations of each at the dates indicated.

                      FEBRUARY 29, 1996      FEBRUARY 28, 1995     FEBRUARY 28, 1994     FEBRUARY 28, 1993      FEBRUARY 29, 1992
                    --------------------   --------------------   ---------------------  -------------------   --------------------
                              PERCENT OF             PERCENT OF              PERCENT OF           PERCENT OF             PERCENT OF
                              LOANS TO               LOANS TO                LOANS TO             LOANS TO               LOANS TO
                    AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS  AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                    ------   -----------   ------   -----------   ------   -----------  ------   -----------   ------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Real estate
 loans(1)           $4,238     99.6%       $4,233     99.7%       $3,991     99.6%      $4,068    99.3%        $2,141     98.9%
Consumer and
 other loans           236      0.4           191      0.3           196      0.4          199     0.7            207      1.1
                    ------    -----        ------    -----        ------    -----       ------   -----         ------    -----
   Total            $4,474    100.0%       $4,424    100.0%       $4,187    100.0%      $4,267   100.0%        $2,348    100.0%
                    ------    -----        ------    -----        ------    -----       ------   -----         ------    -----
                    ------    -----        ------    -----        ------    -----       ------   -----         ------    -----

_____________

(1) Includes residential and commercial real estate loans and construction loans.

                              INVESTMENT ACTIVITIES

               The Association is required under OTS regulations to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets. See "Regulation - Regulation of the Association - Federal Home Loan Bank System" for a description of such regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and corporate debt securities.

               The Association's investment portfolio has primarily consisted of obligations of the United States government and federal agencies, federal funds sold, certificates of deposit and securities purchased under agreements to resell.

               Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets to maturity. Securities held for investment purposes are accounted for at amortized cost and securities held for sale and securities held for trading are to be accounted for at market. The Association believes that its investment activities have and will be conducted in accordance with the requirements of OTS policies and generally accepted accounting principles ("GAAP").

                                    21
               The following table sets forth the carrying value of Maryland Federal's investment securities and certain other interest-earning assets at the dates indicated.

                                     FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                        1996            1995           1994
                                        ----            ----           ----
                                                   (IN THOUSANDS)
United States
Government and agency
 obligations                           $ 7,997         $21,918         $ 26,727
State and County Government
 obligations                             1,476           1,658              184
Equity securities                        8,578           7,103            4,911
Interest-bearing deposits               15,710           9,271           24,109
Federal funds sold                       5,058           1,408           12,000
Securities purchased
 under agreements to resell             11,034           9,623           29,018
Federal Home Loan Bank
 stock                                  12,514           9,784            8,151
                                       -------         -------         --------
   Total                               $62,367         $60,765         $105,100
                                       -------         -------         --------
                                       -------         -------         --------

               As of February 29, 1996, no investment securities of any single issuer were held by the Association where the aggregate carrying value of such securities exceeded 10% of the Company's stockholders' equity, other than United States Government and agency obligations and Federal Home Loan Bank stock.

               The following table sets forth at February 29, 1996 the amount of each category of the Association's investment securities and certain other interest-earning assets which mature during each of the periods indicated and the weighted average yield for each range of maturities.

                                                     AMOUNTS AT FEBRUARY 29, 1996 WHICH MATURE
                                   ------------------------------------------------------------------------------
                                          IN             AFTER ONE YEAR     AFTER FIVE YEARS
                                   ONE YEAR OR LESS    THROUGH FIVE YEARS   THROUGH TEN YEARS    AFTER TEN YEARS
                                   ----------------    ------------------   -----------------   -----------------
                                           WEIGHTED            WEIGHTED             WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE              AVERAGE             AVERAGE
                                   AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD
                                   ------    -----     ------    -----      ------    -----     ------    -----
                                                       (DOLLARS IN THOUSANDS)
United States government
 and agency obligations           $ 5,205    4.97%     $2,792    5.30%       $ --       --%     $    --      --%
State and County Government
 obligations                           --      --         664    4.76         812     4.29           --      --
Equity securities                   8,578    3.91          --      --          --       --           --      --
Interest-bearing deposits          15,710    5.54          --      --          --       --           --      --
Federal funds sold                  5,058    5.38          --      --          --       --           --      --
Securities purchased
 under agreements to resell        11,034    5.02          --      --          --       --           --      --
Federal Home Loan Bank
 stock                                 --      --          --      --          --       --       12,514    7.25
                                  -------    ----      ------    ----        ----     ----      -------    ----
    Total                         $45,585    5.03%     $3,456    5.20%       $812     4.29%     $12,514    7.25%
                                  -------    ----      ------    ----        ----     ----      -------    ----
                                  -------    ----      ------    ----        ----     ----      -------    ----

                                SOURCES OF FUNDS

               GENERAL. Deposits are the primary source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan amortizations and prepayments, advances from the FHLB of Atlanta and, to a lesser extent, sales of loans. It is the Association's policy to utilize the source of funds which has the lowest available cost. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings may also be used on a longer term basis to support expanded activities. Historically, the Association's borrowings have primarily consisted of advances from the FHLB of Atlanta and, to a lesser extent, institutional repurchase agreements. See "Borrowings."

               DEPOSITS. Due to changes in regulatory and economic conditions during the 1980's, the Association has increasingly relied upon deregulated fixed-rate certificate accounts and other authorized types of deposits. The Association has established a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates consistent with OTS regulations. These programs include regular savings accounts, checking accounts, money market deposit accounts ("MMDAs") and variable and fixed-rate certificates. Also included among these programs are individual retirement accounts ("IRAs") and Keogh retirement accounts.

               Maryland Federal's deposits are obtained primarily from residents of the five counties in the State of Maryland in which Maryland Federal is located. The Association does not utilize brokered deposits. The principal methods used by Maryland Federal to attract deposit accounts include offering a wide variety of services and accounts, competitive interest rates and convenient office locations. At February 29, 1996, Maryland Federal operated 22 automated teller machines ("ATMs") in addition to participating in the MOST-Registered Trademark- ATM network.

               The Association currently offers certificates of deposit with minimum balance requirements beginning at $100, with the rates set as appropriate based on a review of the rates offered by other financial institutions in the Association's primary market area. The Association also offers jumbo certificates of deposit in denominations of $100,000 or more. The Association's MMDAs currently have a $1,000 minimum deposit, no regulatory interest rate ceiling and limited check-writing privileges. The interest rate on the account is reviewed frequently based on money market conditions.

     The following table shows the distribution of, and certain other information relating to, the Association's deposits by type of deposit at the dates indicated.

                                  FEBRUARY 29,         FEBRUARY 28,         FEBRUARY 28,
                                      1996                 1995                 1994
                                ----------------    -----------------    -----------------
                                AMOUNT   PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                ------   -------    ------    -------    ------    -------
                                                  (DOLLARS IN THOUSANDS)
Regular savings accounts      $ 76,514     9.7%    $ 94,104    12.3%    $134,558    19.8%
Checking accounts               44,497     5.6       39,994     5.2       35,828     5.3
MMDAs                           45,315     5.7       51,398     6.7       59,775     8.8
Fixed-rate certificates        274,266    34.9      239,977    31.4      199,656    29.4
Money market certificates:
  91 day                         6,632     0.8        4,208     0.6        7,840     1.2
   6 month                      23,171     2.9       19,256     2.5       24,883     3.7
  12 month                     146,177    18.5      139,686    18.3       52,744     7.8
  18 month                          --      --           13      --        1,260      .2
Variable-rate certificates      21,166     2.7       42,742     5.6       95,881    14.1
Jumbo certificates             116,313    14.7      101,350    13.3       34,342     5.1
Mini-jumbo certificates         12,284     1.6        9,456     1.3          932      .1
IRA certificates                22,596     2.9       21,570     2.8       30,351     4.5
                              --------   -----     --------   -----     --------   -----
    Total                     $788,931   100.0%    $763,754   100.0%    $678,050   100.0%
                              --------   -----     --------   -----     --------   -----
                              --------   -----     --------   -----     --------   -----

     The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                               YEAR ENDED
                                      -------------------------------------------------------------
                                        FEBRUARY 29,          FEBRUARY 28,         FEBRUARY 28,
                                            1996                  1995                 1994
                                      -----------------    ------------------    ------------------
                                                AVERAGE               AVERAGE               AVERAGE
                                      AVERAGE    RATE      AVERAGE     RATE      AVERAGE     RATE
                                      BALANCE    PAID      BALANCE     PAID      BALANCE     PAID
                                      -------    ----      -------     ----      -------     ----
                                                        (DOLLARS IN THOUSANDS)
Regular savings accounts             $ 80,731    3.33%     $123,019    3.40%     $120,464    3.40%
Checking accounts                      42,158    1.80        37,915    1.78        33,371    1.78
MMDAs                                  45,915    3.03        56,349    3.20        58,296    3.17
Fixed-rate certificates               243,810    5.81       220,975    5.04       190,938    5.75
Money market certificates:
  91 day                                5,370    4.39         5,729    3.28        10,147    3.30
   6 month                             21,439    4.70        20,738    3.43        28,697    3.34
  12 month                            166,130    5.88        80,774    4.77        48,134    3.86
  18 month                                  4    3.50           251    4.12         2,817    4.56
Variable-rate certificates             27,019    5.24        63,774    4.43        96,741    4.63
Jumbo certificates                    110,989    6.04        61,967    5.43        33,848    3.68
Mini-jumbo certificates                 8,823    5.28         5,777    5.14           978    4.69
IRA certificates                       21,308    6.10        25,191    4.61        35,784    4.37
                                     --------    ----      --------    ----      --------    ----
    Total                            $773,696    5.16%     $702,459    4.30%     $660,215    4.23%
                                     --------    ----      --------    ----      --------    ----
                                     --------    ----      --------    ----      --------    ----

    The large variety of deposit accounts offered by the Association has increased the Association's ability to retain deposits and has allowed it to be competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). However, these accounts have been more costly than traditional accounts during periods of high interest rates. In addition, the Association has become increasingly vulnerable to short-term fluctuations in deposit flows as customers have become more rate-conscious and willing to move funds into higher yielding accounts.
The ability of the Association to attract and retain deposits and the Association's cost of funds have been, and will continue to be, significantly affected by money market conditions.

    The Association controls the flow of deposits by having the senior officers of the Association meet frequently to determine the interest rates which the Association will offer to the general public. Such officers consider the amount of funds needed by the Association on both a short and long-term basis, the rates being offered by the Association's competitors, alternative sources of funds, and the projected level of interest rates in the future. Maryland Federal does not necessarily seek to match the highest rates paid by competing institutions.

    The following table sets forth the net deposit flows of the Association during the periods indicated.

                                             YEAR ENDED
                           --------------------------------------------------
                           FEBRUARY 29,      FEBRUARY 28,        FEBRUARY 28,
                              1996              1995                 1994
                              ----              ----                 ----
                                            (IN THOUSANDS)
Increase (decrease)
 before interest credited   $  (337)(1)       $64,754(1)         $(8,971)(1)
Interest credited            25,514            20,950             20,789
                            --------          ----------         -----------
Net deposit increase
 (decrease)                 $25,177           $85,704            $11,818
                            --------          ----------         -----------
                            --------          ----------         -----------

_____________________

(1) Reflects approximately $-0-, $50.5 million and $20.0 million of deposit inflows as a result of the acquisition of deposits of various savings institutions during fiscal 1996, 1995 and 1994, respectively.


    The following table sets forth the amount of certificates of deposit in the amount of $100,000 or more at February 29, 1996, which mature during each of the periods indicated.


                                 AMOUNTS AT FEBRUARY 29, 1996 WHICH MATURE
                              -------------------------------------------------
                                         AFTER THREE      AFTER
                              IN THREE      MONTHS      SIX MONTHS
                               MONTHS      THROUGH       THROUGH     AFTER 12
                              OR LESS     SIX MONTHS    12 MONTHS     MONTHS
                              -------     ----------    ---------     ------
                                            (IN THOUSANDS)
Certificates of deposit       $59,989      $32,506       $28,637      $34,023
                              -------      -------       -------      -------
                              -------      -------       -------      -------

    The following table presents certain information concerning Maryland Federal's deposits at February 29, 1996 and the scheduled quarterly maturities of its certificates of deposit.

                                                                      WEIGHTED
                                                                      AVERAGE
                                                    PERCENTAGE OF     NOMINAL
                                         AMOUNT    TOTAL DEPOSITS      RATE
                                         ------    --------------      ----
                                              (DOLLARS IN THOUSANDS)
Regular savings accounts               $ 76,514         9.70%          3.28%
Checking accounts                        44,497         5.64            1.57
MMDAs                                    45,315         5.74            3.00
                                       --------       ------           -----
   Total                               $166,326        21.08%           2.75%
                                       --------       ------           -----
Certificate accounts maturing
 by quarter:
   May 31, 1996                         180,799        22.92            5.54
   August 31, 1996                      102,003        12.93            5.78
   November 30, 1996                     74,965         9.50            5.75
   February 28, 1997                     71,716         9.09            5.73
   May 31, 1997                          48,062         6.09            5.69
   August 31, 1997                       32,455         4.11            5.49
   November 30, 1997                     18,424         2.34            5.60
   February 28, 1998                     10,630         1.35            6.03
   May 31, 1998                          10,995         1.39            6.07
   August 31, 1998                       18,883         2.39            6.61
   November 30, 1998                     12,515         1.59            6.75
   February 28, 1999                      6,282         0.80            5.90
   Thereafter                            34,876         4.42            5.96
                                       --------       ------           -----
     Total certificate accounts         622,605        78.92            5.74
                                       --------       ------           -----
     Total deposits                    $788,931       100.00%           5.11%
                                       --------       ------           -----
                                       --------       ------           -----

               The following table presents, by various interest rate categories, the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at February 29, 1996 which mature during the periods indicated.

                                                                         AMOUNTS AT FEBRUARY 29, 1996
                                 BALANCE AT                              MATURING IN THE YEAR ENDING
                         ---------------------------   --------------------------------------------------------
                         FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,    FEBRUARY 28,   FEBRUARY 28,
INTEREST RATE:              1996           1995            1997            1998           1999       THEREAFTER
- --------------              ----           ----            ----            ----           ----       ----------
                                                             (IN THOUSANDS)
4.00% or less             $  1,547       $ 52,792        $  1,366       $    181        $    --       $    --
4.01 to 6.00%              407,702        360,080         296,827         82,740         11,149        16,986
6.01% to 8.00%             211,282        154,923         130,464         25,818         37,363        17,637
8.01% to 10.00%              1,756          9,968             539            808            156           253
10.01% to 12.00%               318            495             311             --              7            --
                          --------       --------        --------       --------        -------       -------
   Total                  $622,605       $578,258        $429,507       $109,547        $48,675       $34,876
                          --------       --------        --------       --------        -------       -------
                          --------       --------        --------       --------        -------       -------

     The Association does not utilize brokered deposits. FIRREA prohibits any savings institution not meeting minimum capital requirements from accepting, directly or indirectly, brokered deposits or from offering higher than prevailing rates in the institution's market area. The Association currently meets all of its capital requirements and is not subject to this prohibition.

     BORROWINGS. The Association obtains advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta and a portion of its first mortgages and participation certificates. See "Regulation - Regulation of the Association - Federal Home Loan Bank System." At February 29, 1996, advances mature as follows:

                                                         WEIGHTED
                                                          AVERAGE
      FISCAL YEAR                   AMOUNT                 RATE
      -----------                   ------                 ----
                                       (DOLLARS IN THOUSANDS)
        1997                       $127,750                6.06%
        1998                         75,350                5.75
        1999                         39,000                5.55
        2000                          1,000                4.90
        2001                             --                  --
    Thereafter                          680                6.50
                                   --------                ----
      Total                        $243,780                5.88%
                                   --------                ----
                                   --------                ----

     FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Atlanta's assessment of the Association's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending.


     The following table sets forth certain information regarding the borrowings of the Association at the dates indicated.

                              FEBRUARY 29,             FEBRUARY 28,         FEBRUARY 28,
                                  1996                     1995                 1994
                         ---------------------      ------------------    ------------------
                                      WEIGHTED                WEIGHTED              WEIGHTED
                                      AVERAGE                 AVERAGE               AVERAGE
                         BALANCE       RATE         BALANCE    RATE       BALANCE    RATE
                         -------       ----         -------    ----       -------    ----
                                                 (DOLLARS IN THOUSANDS)
Advances from FHLB       $243,780      5.88%        $190,730   5.98%      $103,180   5.13%

     The following table sets forth certain information concerning the borrowings of the Association for the periods indicated, which is based on daily average balances.

                                                     YEAR ENDED
                                    ---------------------------------------------
                                    FEBRUARY 29,     FEBRUARY 28,    FEBRUARY 28,
                                       1996              1995            1994
                                    ------------     ------------    ------------
                                               (DOLLARS IN THOUSANDS)
Advances from FHLB:
  Average balance outstanding         $213,176         $160,877        $ 86,754
  Maximum amount outstanding at
   any month-end during the period    $251,030         $195,680        $104,180
  Weighted average interest rate
    during the period                     6.08%            5.42%           5.12%
Total short-term borrowings at
  end of period                       $127,750         $122,550        $ 34,250


                                  SUBSIDIARIES

     OTS regulations permit the Association to invest up to 2% of its assets in capital stock of, and secured and unsecured loans to, subsidiary service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally chartered savings institutions which are in compliance with their regulatory capital requirements also may make conforming loans to service corporations in which the institution owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of the institution's regulatory capital. A savings institution meeting its regulatory requirements also may make, subject to the loans-to-one borrower limitations, conforming loans to service corporations in which the institution does not own or hold more than 10% of the capital stock and certain other corporations meeting specified requirements. Federally chartered savings institutions also are authorized to invest up to 30% of their assets in finance subsidiaries whose sole purpose is to issue debt or equity securities that the Association is authorized to issue directly, subject to certain limitations. OTS regulations also limit the aggregate amount of direct investments, including loans, by a SAIF-insured institution in real estate, service corporations, operating subsidiaries and equity securities as defined therein.

     At February 29, 1996, the Association was authorized to have a maximum investment of approximately $22.9 million in its subsidiaries, exclusive of the 1% of assets permitted for community or inner-city purposes and the ability to make conforming loans. As of such date, the Association had invested approximately $45,000 in its sole subsidiary.

     Maryland Federal currently operates one wholly-owned service corporation subsidiary, MASSLA Corporation ("MASSLA"). MASSLA, incorporated in December 1971, provides various types of insurance products. MASSLA offers group homeowners and accidental death insurance policies to the Association's customers and employees.


                           MARKET AREA AND COMPETITION

     Maryland Federal's primary market area consists of Prince George's, Montgomery, Charles, Anne Arundel and Calvert counties in the Maryland suburbs of Washington, D.C. The Federal government accounts for 35% of the market area's gross regional product. The Federal sector is currently shedding 13,000 jobs per year. The slack is being picked up by the technology and education sectors but the losses do hold down the expansion potential for the area economy.

     Interest rates on deposits in the Washington area have traditionally been among the highest in the nation. Recent surveys suggest this is still the case. The consolidation trend has made it easier to attract deposits as acquirors reduce rates. Margin compression is present because market rates have increased
in recent months.   At this time the trend of interest rates is not clear.

     Maryland Federal's competition for real estate loans comes primarily from mortgage banking companies, commercial banks and other savings institutions. Maryland Federal competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

                                    EMPLOYEES

     At February 29, 1996, MFB had unpaid executive officers, all of whom serve in the same capacity with the Association. At February 29, 1996, the Association and its subsidiary had 236 full-time employees, including its executive officers, as well as 40 part-time employees. None of these employees are represented by a collective bargaining agent, and the Association has enjoyed harmonious relations with its personnel.

                                   REGULATION

     Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

REGULATION OF THE COMPANY

     GENERAL. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a SAIF-insured subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Regulation of the Association - Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

     In addition, Sections 22(h) and 22(g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At February 29, 1996, the

Association had 14 loans with an aggregate balance of approximately $1.8 million outstanding to its executive officers and directors.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, also may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

     Under the Bank Holding Company Act of 1956, the Federal Reserve Board is authorized to approve an application by a bank holding company to acquire control of a savings association. In addition, a bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

REGULATION OF THE ASSOCIATION

     GENERAL. The Association is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Association is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Federal Reserve Board.

     FEDERAL REGULATION. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

     The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

     INSURANCE OF ACCOUNTS. The deposits of the Association are insured up to a maximum extent permitted by SAIF, which is administered by the FDIC, and is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Both the SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. Legislation has authorized $8 billion for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

     On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule will reduce deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category, as discussed below.) The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

     Under current FDIC regulations, SAIF-institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act. See "- Prompt Corrective Regulatory Action." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The Association's current deposit insurance assessment rate is .23%.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Association's deposit insurance.

     REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of a savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights.

     Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At February 29, 1996, the Association had no qualifying supervisory goodwill or purchased mortgage servicing rights. In addition, as of such date, the Association had no investments in or extensions of credit to subsidiaries engaged in activities not permissible to national banks.

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core and supplementary capital in its total capital, provided that the amount of supplementary capital does not exceed the savings institution's core capital. Supplementary capital includes
(i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, and qualifying residential bridge loans made directly for the construction of one-to-four family residences; (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

     The following table sets forth certain information concerning Maryland Federal's regulatory capital at February 29, 1996.


                                   TANGIBLE         CORE          RISK-BASED
                                   CAPITAL         CAPITAL          CAPITAL
                                   --------        -------        ----------
                                          (DOLLARS IN THOUSANDS)

Capital under GAAP                 $88,147         $88,147          $88,147

Additional capital items:
 Qualifying general loan
  loss allowance                     ---             ---              4,424

Other                               (3,988)         (3,988)          (3,988)
                                   --------        --------         --------

Total regulatory capital            84,159          84,159           88,583

Minimum required capital            17,125          34,250           47,195
                                   --------        --------         --------
Excess regulatory capital          $67,034         $49,909          $41,388
                                   --------        --------         --------
                                   --------        --------         --------

Regulatory capital as a
 percentage(1)                        7.37%           7.37%           15.02%

Minimum capital required
 as a percentage (1)                  1.50%           3.00%            8.00%
                                   --------        --------         --------

Regulatory capital as a
 percentage in excess of
 requirement                          5.87%           4.37%            7.02%
                                   --------        --------         --------
                                   --------        --------         --------

______________

(1) Tangible capital and core capital are computed as a percentage of adjusted total assets of $1.1 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $589.8 million.

               Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

               In August 1993, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to change in interest rates. Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

               PROMPT CORRECTIVE REGULATORY ACTION. The FDIC Improvement Act requires each appropriate agency and the FDIC to take prompt corrective action to resolve the problems of insured depository institutions that fall below a certain capital ratio. Such action must be accomplished at the least possible long-term cost to the appropriate deposit insurance fund.

               In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by the FDIC Improvement Act. These regulations were effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIC Improvement
Act and the regulations also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At February 29, 1996, the Association was in the "well capitalized" category.

               LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. The Association has consistently complied with applicable regulatory liquidity requirements and is currently in compliance with such requirements.

               ACCOUNTING REQUIREMENTS. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate generally accepted accounting principles when generally accepted accounting principles are used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than generally accepted accounting principles whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations.

               QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

               An association's Qualified Thrift Investments are required to represent 65% of portfolio assets on a monthly average basis in nine out of every 12 months. Qualified Thrift Investments are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Under the definition of Qualified Thrift Investments, liquidity investments and the book value of property used in an association's business are not considered Qualified Thrift Investments. In addition, Qualified Thrift Investments do not include any intangible asset. Subject to a 20% of portfolio assets limit, however, savings associations are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for the construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. At February 29, 1996, approximately 96.2% of the Association's assets were invested in Qualified Thrift Investments.

               RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. Generally, the regulations create a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

               Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. See "- Regulatory Capital Requirements."

               Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions over the most recent four quarter period up to 75% of their net income during that four quarter period.

               In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

               Tier 3 associations, which are associations that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 association because they are in need of more than normal supervision, cannot make any capital distributions without obtaining OTS approval prior to making such distributions.

               OTS regulations also prohibit the Association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Association would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form in June 1987.

               On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Association is a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

               FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At February 29, 1996, the Association's advances from the FHLB of Atlanta amounted to $243.8 million.

               As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances. At February 29, 1996, the Association had $12.5 million in FHLB stock, which was in compliance with this requirement.

               The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended February 29, 1996, dividends paid by the FHLB of Atlanta to the Association totalled $750,000.

               CLASSIFICATION OF ASSETS. Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. Federal examiners may disagree with an insured institution's classifications and amounts reserved. At February 29, 1996, the Association's classified assets totalled approximately $7.0 million, of which approximately $7.0 million were assets classified substandard and $14,000 were assets classified as doubtful. The substandard assets relate primarily to a townhouse/office project, an industrial warehouse facility, a shopping center and various single-family homes.

               INTERSTATE BRANCHING. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal thrifts from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue Service's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977, as amended ("CRA"). A poor CRA record may be the basis for denial of a branching application.

               FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At February 29, 1996, the Association was in compliance with applicable requirements.

               The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, however, the effect of this reserve requirement is to reduce an institution's earning assets.

               FINANCIAL REPORTING. Insured institutions are required to submit independently audited annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). These publicly available reports must include (a) annual financial statements prepared in accordance with generally accepted accounting principles and such other disclosure requirements as required by the FDIC or the appropriate agency and (b) a report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution which contains a statement of the management's responsibilities for (i) preparing financial statements; (ii) establishing and maintaining adequate internal controls for financial reporting; and (iii) complying with the laws and regulations relating to safety and soundness and an assessment as to the most recent fiscal year of (aa) the effectiveness of its internal controls and (bb) the institution's compliance with applicable laws and regulations relating to safety and soundness. With respect to any internal control report, the institution's independent public accountants must attest to, and report separately on, assertions of the institution's management contained in such report. Any attestation by the independent accountant pursuant to this section would be made in accordance with generally accepted auditing standards for attestation engagements.

               Large insured institutions, as determined by the FDIC, are required to monitor the above activities through an independent audit committee which has access to independent legal counsel.


                           FEDERAL AND STATE TAXATION

               GENERAL. The Company and the Association are subject to the generally applicable corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain federal income tax matters, and is not a comprehensive description of the tax rules applicable to the Company and the Association.

               FISCAL YEAR. The Company and the Association and its subsidiary currently file a consolidated federal income tax return on the basis of a fiscal year ending on the last day in February.

               METHOD OF ACCOUNTING. The Association maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.
The Association maintains its books and records for financial reporting purposes using the accrual method of accounting and has established deferred tax assets and liabilities which are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

               BAD DEBT RESERVES. Under applicable provisions of the Code, savings institutions such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on savings institutions actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

               Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the Experience Method, whichever is later (assuming that the loans outstanding have not declined since then) (the "base year"). For taxable years beginning after 1987, the base year shall be the last taxable year beginning before 1988.

               Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans is computed as a percentage of Maryland Federal's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method a qualifying institution such as the Association generally may deduct 8% of its taxable income.

               For taxable years ended on or before February 28, 1987, the Association generally elected to use the Percentage Method to compute the amount of its bad debt deduction with respect to its qualifying real property loans.
As of February 29, 1996, the Association's qualified assets constituted approximately 96.2% of its total assets and the balance of its accumulated bad debt reserve was less than 5% of its qualifying real property loans. As a result, the Association does not believe that any of the restrictions imposed upon the computation of the bad debt deduction under pre-Act law would be a limiting factor. For the taxable year ended February 29, 1988 and thereafter, the Association is subject to the rules for computing the bad debt deduction by the Code and uses the method of computing the bad debt deduction for its qualifying real property loans that provides it with the maximum tax benefits available.

               The income of the Company would not be subject to the bad debt deduction allowed the Association, whether or not consolidated tax returns are filed; however, losses of the Company or its subsidiaries included in the consolidated tax returns may reduce the bad debt deduction allowed the Association if a deduction is claimed under the Percentage Method.

               The Association must maintain a reserve for tax purposes equal to the bad debt deductions which it has taken reduced by (i) the amount of bad debts that it has actually charged off, and increased by (ii) the amount of recoveries on debts previously charged off. The Association's accumulated bad debt reserve for tax purposes was approximately $17.2 million at February 29, 1996.

               DISTRIBUTIONS. If the Association were to distribute cash or property to its sole stockholder (other than in exchange for its stock) having a total fair market value in excess of its accumulated earnings and profits, the Association would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount by which the fair market value of such distribution exceeds the post-1951 accumulated earnings and profits of the Association, or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Association with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the Experience Method) and
(b) the amount of the Association's supplemental bad debt reserve (a special tax reserve account to which a certain portion of the Association's pre-1963 bad debt reserves was required to be allocated).

               If the Association were to distribute cash or property to its stockholder in redemption of its stock (pursuant to a liquidation of the Association or otherwise), the Association would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of
(a) the amount of the accumulated bad debt reserve of the Association with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Association's supplemental bad debt reserve.

               MINIMUM TAX. In addition to the regular federal income tax, for taxable years beginning after December 31, 1986, the former corporate add-on minimum tax has been replaced with an alternative minimum tax generally equal to 20% of alternative minimum taxable income. The alternative minimum tax will be imposed in lieu of the regular corporate income tax, if the regular corporate income tax is less than the alternative minimum tax. Alternative minimum taxable income essentially consists of regular taxable income increased by certain tax preference items and other adjustments, including, among other items, (i) 100% of the amount by which the bad debt deduction of a thrift institution exceeds the amount that would have been allowable if the institution had determined its bad debt deduction based on the Experience Method, (ii) for taxable years beginning in 1987 through 1989, one-half of the excess of pre-tax book income of a corporation (including members of a group filing a consolidated tax return) over alternative minimum taxable income (determined without regard to this adjustment and the deduction for alternative tax net operating losses) and
(iii) for taxable years beginning after 1989, 75% of the excess of "adjusted current earnings" of a corporation (including members of a group filing a consolidated tax return) over alternative minimum taxable income (determined without regard to this adjustment and the deduction for alternative tax net operating losses).

               AUDIT BY IRS. The Association's consolidated federal income tax returns for taxable years through February 29, 1992 have been closed for the purpose of examination by the IRS.

               MARYLAND TAXES. The Association and the Company are subject to Maryland taxation at a rate of 7% of their net earnings. For the purpose of the 7% franchise tax, net earnings are generally defined as net income as determined for state corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions.

ITEM 2.  PROPERTIES.

            The following table presents property owned and leased by the Association at February 29, 1996.

                                                                          NET BOOK
                                                                          VALUE OF
                                                                        PROPERTY OR
                                    OWNED           LEASE                LEASEHOLD
                                      OR          EXPIRATION           IMPROVEMENTS AT
                                    LEASED           DATE            FEBRUARY 29, 1996
                                    ------        ----------         -----------------

Location:
 Main Office:
   3505 Hamilton Street              Owned            ---                 $292,739
   Hyattsville, MD  20782

 Branch and Loan Production
  Offices:
   4277 Branch Avenue,               Leased          7/4/96                  2,063
   Marlow Heights

   7934 Wisconsin Avenue,            Owned            ---                   94,091
   Bethesda

   211 East Charles Street,          Owned            ---                  595,911
   La Plata

   10666 Campus Way South,           Leased          7/31/98                 1,997
   Upper Marlboro

   8951 Edmonston Road,              Leased          1/31/99                 1,585
   Greenbelt

   6309 Allentown Road,              Leased          1/31/98                 1,551
   Camp Springs

   8490 Annapolis Road,              Leased           5/4/99                10,168
   New Carrollton

   3905 National Drive, Suite 340    Leased           month-                  ---
   Burtonsville                                     to-month

                                                                          NET BOOK
                                                                          VALUE OF
                                                                        PROPERTY OR
                                    OWNED           LEASE                LEASEHOLD
                                      OR          EXPIRATION           IMPROVEMENTS AT
                                    LEASED           DATE            FEBRUARY 29, 1996
                                    ------        ----------         -----------------

571 N. Solomons Island Road         Leased         3/31/99                $42,184
Prince Frederick

3033 Solomons Island Road           Owned            ---                  259,751
Edgewater

1400 Mercantile Lane, Suite 120
Landover                           Leased          9/30/99                  ---

8230 Old Court House Road,         Leased         10/31/99                  ---
Suite 425
Tysons Corner

6 Montgomery Village Avenue,
Suite 340
Gaithersburg                       Leased          8/31/98                  768

6816 Race Track Road,              Leased          8/31/02                7,423
Bowie

15509 New Hampshire Avenue,
Cloverly                           Leased          5/23/96                1,067

11200 Viers Mill Road,
Wheaton                            Leased          11/30/96               5,973

3425 Leonardtown Road,             Owned             ---                388,860
Waldorf

16575 South Frederick Avenue,      Leased           6/30/00              13,194
Gaithersburg

10414 Auto Park Drive,             Leased           7/31/96                ---
West Bethesda

                                                                          NET BOOK
                                                                          VALUE OF
                                                                        PROPERTY OR
                                    OWNED           LEASE                LEASEHOLD
                                      OR          EXPIRATION           IMPROVEMENTS AT
                                    LEASED           DATE            FEBRUARY 29, 1996
                                    ------        ----------         -----------------

 13600 Laurel - Bowie Road,          Leased         8/31/01               $ 19,279
 Laurel

 6901 Laurel-Bowie Road,             Owned            ---                  321,017
 Bowie

 11428 Cherry Hill Road,             Leased         7/31/98                  3,466
 Cherry Hill

 5801 Deale-Churchton Road,          Leased         8/14/02                    592
 Deale

 934 Bay Ridge Road                  Leased         9/30/96                  5,358
 Bay Forest

 1470 Rockville Pike                 Owned            ---                   561,111
 Rockville

 2001 Davidsonville Road             Owned            ---                   279,622
 Crofton

 9546 Livingston Road,               Leased         11/30/97                  2,539
 Fort Washington

 11110 Mall Circle                   Leased          1/31/05                 57,507
 St. Charles

Administrative Offices:
 9200 Edmonston Road                Leased          10/31/98                 65,887
 Greenbelt

 3321 Toledo Terrace #203 & 204      Owned            ---                   220,565
 Toledo Terrace

ITEM 3. LEGAL PROCEEDINGS.

               The Company is not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not applicable.


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                    The information required herein is incorporated by reference from page 29 of the Company's 1996 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

               The information required herein is incorporated by reference from page 14 of the Company's Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

               The information required herein is incorporated by reference from pages 6 to 13 of the Company's Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The information required herein is incorporated by reference from pages 16 to 28 of the Company's Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

               Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Company's Annual Meeting of Stockholders to be held on June 19, 1996 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

               The information required herein is incorporated by reference from pages 6 to 12 of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               The information required herein is incorporated by reference from pages 4 to 6 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information required herein is incorporated by reference from page 13 of the Proxy Statement.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

               (a)  Documents filed as part of this Report

               (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

               Independent Auditors' Report

               Consolidated Statements of Financial Condition at February 29, 1996 and February 28, 1995

               Consolidated Statements of Income for the Years Ended February 29, 1996, February 28, 1995 and 1994

               Consolidated Statements of Stockholders' Equity for the Years Ended February 29, 1996, February 28, 1995 and 1994

               Consolidated Statements of Cash Flows for the Years Ended February 29, 1996, February 28, 1995 and 1994

               Notes to Consolidated Financial Statements

               (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

               (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

    NO.     EXHIBITS                                              PAGE
  -----     --------                                              ----
   3.1      Articles of Incorporation                               *
   3.2      Bylaws                                                  *
   4.1      Specimen Common Stock Certificate                       *
   4.2      Rights Agreement Dated as of January 18, 1990          **
  10.1(a)   Key Employee Stock Compensation Program               ***
  10.1(b)   1988 Employee Stock Purchase Plan                     ***
  10.1(c)   1989 Stock Option and Stock Appreciation
              Rights Plan                                         ***
  10.2      Employment Agreement with Robert H. Halleck (see
              "- Employment Agreements" in Item 11 of this
              Report for a list of Maryland Federal employees
              who have employment agreements which are
              substantially identical in all material respects,
              except as described therein as to salary and
              term, to the employment agreement with Robert
              H. Halleck)                                        ****
  10.3      1992 Stock Incentive Plan                           *****
  10.4      1993 Directors' Stock Option Plan                   *****
  10.5      1995 Stock Option Plan                            *******
  13        1996 Annual Report to Stockholders                    E-1
  21        Subsidiaries -- Reference is made to Item 1,
              "Business - General" for the required
               information                                         --
  23        Consent of Independent Auditors                      E-32

_________________

* Incorporated by reference to the Form 8-B Registration Statement filed by the Company with the SEC on November 8, 1989.

** Incorporated by reference to the Form 8-A Registration Statement filed by the Company with the SEC on January 28, 1990.

*** Incorporated by reference to the Form S-4 Registration Statement (No. 33-29945) filed by the Company with the SEC on July 13, 1989.

**** Incorporated by referenced to the Annual Report on Form 10-K for the fiscal year ended February 28, 1992 filed by the Company with the SEC on May 29, 1992.

***** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended February 28, 1993 filed by the Company with the SEC on May 28, 1993.

****** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended February 28, 1994 filed by the Company with the SEC on May 27, 1994.

******* Incorporated by reference to the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders filed by the Company with the SEC on May 24, 1995.

     (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended February 29, 1996.

     (c) See (a)(3) above for all exhibits filed herewith and the exhibit index.

     (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARYLAND FEDERAL BANCORP, INC.



May 28, 1996                            By: /s/ Robert H. Halleck
                                            -----------------------------
                                            Robert H. Halleck
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Richard B. Bland                                             May 28, 1996
- -------------------------------------
Richard B. Bland, Chairman of
  the Board


/s/ Robert H. Halleck                                            May 28, 1996
- -------------------------------------
Robert H. Halleck, Director,
 President and Chief Executive
 Officer (principal executive
 officer)


/s/ Lynn B. Hounslow                                             May 28, 1996
- -------------------------------------
Lynn B. Hounslow
 Senior Vice President, Treasurer and Chief
 Financial Officer (principal
 financial officer and principal
 accounting officer)


/s/ A. William Blake, Jr.                                        May 28, 1996
- -------------------------------------
A. William Blake, Jr., Director and
 Executive Vice President


/s/ Richard R. Mace                                              May 28, 1996
- -------------------------------------
Richard R. Mace, Director

/s/ David A. McNamee                                             May 28, 1996
- -------------------------------------
David A. McNamee, Director


/s/ Thomas H. Welsh, III,                                        May 28, 1996
- -------------------------------------
Thomas H. Welsh, III, Director

                                   EXHIBIT 13

                       1996 ANNUAL REPORT TO STOCKHOLDERS