Form 10-Q
period 1996-05-31
MARYLAND FEDERAL BANCORP INC
filed 1996-07-12
CIK 853020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  May 31, 1996
                                      ------------

                          OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________to________


               Commission File Number 0-18107
                                      -------

                  MARYLAND FEDERAL BANCORP, INC.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

           Maryland                         52-1640579
- -------------------------------         ---------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)


3505 Hamilton Street, Hyattsville, MD.                20782
- ---------------------------------------             ----------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number,
  including area code:             (301) 779-1200
                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                              ------     ------

     Number of Shares of Common Stock Outstanding as of
                      July 5, 1996


       Title of Class           Number of Shares Outstanding
     --------------------       ----------------------------
     Common Stock ($.01            3,080,068 Shares
     par value per share)

                                      INDEX



PART I - FINANCIAL INFORMATION:                             PAGE
                                                            ----
     Item 1.   Financial Statements:

               Consolidated Statements of Financial
               Condition as of May 31, 1996 and
               February 29, 1996                              1

               Consolidated Statements of Income and
               Retained Earnings for the three
               months ended May 31, 1996 and 1995             2

               Consolidated Statements of Cash Flows for
               the three months ended May 31, 1996 and
               1995                                           3

               Notes to Consolidated Financial Statements    4-6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   7-13


PART II - OTHER INFORMATION:

     Item 1.   Legal Proceedings                              14

     Item 2.   Changes in Securities                          14

     Item 3.   Defaults upon Senior Securities                14

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                        14

     Item 5.   Other Information                              14

     Item 6.   Exhibits and Reports on Form 8-K               14


SIGNATURES                                                    15

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                     May 31,   February 29,
                                                                                      1996        1995
                                                                                   ----------  ------------
                                                                                        (In Thousands)
ASSETS
Cash and cash equivalents                                                          $   21,109   $   27,963
Securities purchased under agreements to resell                                        12,119       11,034
Securities available for sale                                                          72,232       74,791
Securities held to maturity (fair value, $16,646,000 and $10,007,000,
 respectively)                                                                         16,753       10,072
Loans held for sale, at cost                                                            5,161       16,296
Loans receivable, net                                                                 974,589      974,888
Accrued interest receivable                                                             5,761        6,009
Federal Home Loan Bank stock, at cost                                                  11,889       12,514
Foreclosed real estate, net                                                             1,867        2,090
Premises and equipment, net                                                             4,697        4,829
Other assets                                                                            2,272        2,852
                                                                                   ----------  ------------
        Total assets                                                               $1,128,449   $1,143,338
                                                                                   ----------  ------------
                                                                                   ----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                                                           $  781,528   $  788,931
Advances from Federal Home Loan Bank of Atlanta                                       230,280      243,780
Advances from borrowers for taxes and insurance                                        13,578        9,124
Income taxes                                                                            2,553        2,143
Accrued expenses and other liabilities                                                  5,856        5,378
                                                                                   ----------  ------------
      Total liabilities                                                             1,033,795    1,049,356
                                                                                   ----------  ------------
STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized; none issued                             --           --
Common stock; $.01 par value; 15,000,000 shares authorized; 3,831,444 and
 3,821,081 shares issued, respectively                                                     38           38
Additional paid-in capital                                                             35,163       34,917
Retained earnings, substantially restricted                                            68,884       67,492
Unrealized holding gains, net                                                           1,454        2,420
Treasury stock, at cost; 671,376 shares                                               (10,885)     (10,885)
                                                                                   ----------  ------------
      Total stockholders' equity                                                       94,654       93,982
                                                                                   ----------  ------------
        Total liabilities and stockholders' equity                                 $1,128,449   $1,143,338
                                                                                   ----------  ------------
                                                                                   ----------  ------------

See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                                                                 Three Months Ended  May 31,
                                                                             -----------------------------------
                                                                                   1996                 1995
                                                                             -------------        ---------------
                                                                             (In Thousands, Except Per Share Data)
Interest income:
  Loans receivable:
    First mortgage loans                                                         $  17,010            $  16,231
    Consumer and other loans                                                         1,563                1,131
  Investment securities                                                                757                  695
  Mortgage-backed and related securities                                             1,096                1,274
  Other interest-earning assets                                                        231                  112
                                                                                 ---------            ---------
        Total interest income                                                       20,657               19,443
                                                                                 ---------            ---------
Interest expense:
  Deposits                                                                           9,961                9,725
  Advances from Federal Home Loan Bank of Atlanta                                    3,491                2,819
  Advances from borrowers for taxes and insurance                                        9                    7
                                                                                 ---------            ---------
        Total interest expense                                                      13,461               12,551
                                                                                 ---------            ---------
Net interest income                                                                  7,196                6,892
Provision for loan losses                                                               85               --
                                                                                 ---------            ---------
Net interest income after provision for loan losses                                  7,111                6,892
                                                                                 ---------            ---------
Noninterest income:
  Loan fees and service charges                                                         76                   68
  Banking service charges and fees                                                     367                  332
  Gain on sales of first mortgage loans                                                246                   84
  Other                                                                                 47                   38
                                                                                 ---------            ---------
        Total noninterest income                                                       736                  522
                                                                                 ---------            ---------
Noninterest expense:
  Compensation and benefits                                                          2,483                2,157
  Occupancy and equipment                                                              716                  746
  SAIF deposit insurance premiums                                                      449                  420
  Loss on foreclosed real estate, net                                                    5                  168
  Advertising                                                                          181                  110
  Other                                                                                937                  855
                                                                                 ---------            ---------
        Total noninterest expense                                                    4,771                4,456
                                                                                 ---------            ---------
Income before income taxes                                                           3,076                2,958
Income tax expense                                                                   1,178                1,128
                                                                                 ---------            ---------
NET INCOME                                                                           1,898                1,830
Retained earnings, substantially restricted:
  Balance, beginning of period                                                      67,492               60,537
  Cash dividends                                                                      (506)                (384)
                                                                                 ---------            ---------
  Balance, end of period                                                         $  68,884            $  61,983
                                                                                 ---------            ---------
                                                                                 ---------            ---------
Primary earnings per share                                                       $     .59            $     .58
                                                                                 ---------            ---------
                                                                                 ---------            ---------


See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three months ended May 31,
                                                                                      ---------------------------
                                                                                           1996          1995
                                                                                      --------------  -----------
                                                                                            (In Thousands)
OPERATING ACTIVITIES:
  Net income                                                                            $    1,898     $   1,830
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization:
      Premises and equipment                                                                   213           270
      Other                                                                                   (276)         (319)
    Loans originated for sale                                                              (22,890)       (6,973)
    Sale of loans originated for sale                                                       34,025         7,163
    Provision for loan losses on loans and foreclosed real estate                               85           150
    Gain on sales of foreclosed real estate                                                    (37)          (22)
    Deferred income taxes                                                                     (124)          258
    Tax benefits relating to stock options                                                      37           169
    Decrease in:
      Accrued interest receivable                                                              248            38
      Other assets                                                                             508         1,093
    Increase (decrease) in:
      Current income taxes payable                                                           1,141          (455)
      Accrued expenses and other liabilities                                                   476          (352)
                                                                                      --------------  -----------
        Net cash provided by operating activities                                           15,304         2,850
                                                                                      --------------  -----------
INVESTING ACTIVITIES:
  Loans originated                                                                         (32,657)      (35,627)
  Loans purchased                                                                           --            (1,006)
  Principal collected on loans                                                              33,081        15,980
  Purchases of securities:
    Available for sale                                                                      (2,051)         (112)
    Held to maturity                                                                        (7,879)       --
  Principal collected on mortgage-backed and related securities                              3,256         1,465
  Proceeds from maturities of securities:
    Available for sale                                                                      --             1,181
    Held to maturity                                                                         1,000        --
  Net decrease (increase) in securities purchased under agreements to resell                (1,085)        7,854
  Decrease in Federal Home Loan Bank stock                                                     625           147
  Proceeds from sales of foreclosed real estate                                                376           108
  Purchases of premises and equipment                                                          (81)         (252)
                                                                                      --------------  -----------
        Net cash used in investing activities                                               (5,415)      (10,262)
                                                                                      --------------  -----------
FINANCING ACTIVITIES:
  Net decrease in deposits                                                                  (7,403)       (1,387)
  Proceeds from Federal Home Loan Bank advances                                             13,000        65,000
  Principal payments on Federal Home Loan Bank advances                                    (26,500)      (63,000)
  Net increase in advances from borrowers for taxes and insurance                            4,454         4,249
  Proceeds from issuance of stock under stock plans                                            210           437
  Cash dividends paid                                                                         (504)         (380)
                                                                                      --------------  -----------
        Net cash provided by (used in) financing activities                                (16,743)        4,919
                                                                                      --------------  -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                       (6,854)       (2,493)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                       27,963        15,775
                                                                                      --------------  -----------
  End of period                                                                         $   21,109     $  13,282
                                                                                      --------------  -----------
                                                                                      --------------  -----------

See Notes to Consolidated Financial Statements.

         MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of the management of Maryland Federal Bancorp,   Inc. (the
"Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of May 31, 1996, and the results of its operations for the three months ended May 31, 1996, and 1995, and cash flows for the three months ended May 31, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 29, 1996. The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.


NOTE 2 - RECAPITALIZATION OF SAIF AND EFFECT OF REDUCTION IN BANK
         INSURANCE FUND PREMIUMS:

     Deposits of the Association are currently insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. Members of the SAIF and BIF have been paying average deposit insurance premiums of between 23 and 25 basis points. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest.

     The FDIC established a new assessment rate schedule of zero to 27 basis points for BIF members which began on January 1, 1996. Under that schedule, approximately 91% of BIF members pay the lowest assessment rate of zero basis points (subject to a $2,000 minimum). With respect to SAIF member institutions, the previous assessment rate of 23 to 31 basis points applicable to SAIF member institutions has been retained.

     In order to mitigate the effect of the BIF/SAIF premium disparity, both the House and Senate approved legislation included in the Balanced Budget Act of 1995 which would, among other things, recapitalize the SAIF by a one-time charge of SAIF-insured institutions of approximately $6.6 billion, or approximately $.80 to $.85 for every $100.00 of deposits, and eventually merge the SAIF with the BIF. The legislation was vetoed by the President for reasons unrelated to the recapitalization of the SAIF. The Association currently is unable to predict the likelihood of enactment of such legislation. If the proposed assessment of $.80 to $.85 per $100.00 of deposits was effected based on deposits as of March 31, 1995, as proposed, the Association's pro rata share would amount to approximately $6.1 million to $6.5 million, respectively.

NOTE 3 - EARNINGS PER SHARE:

     Primary earnings per share for the three months ended May 31, 1996 and 1995 are computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 3,237,611 and 3,175,647 for the three months ended May 31, 1996 and 1995, respectively.

     The Company has not separately reported fully diluted earnings per share since the amounts are not materially different from primary earnings per share.


NOTE 4 - COMMON STOCK ISSUED:

     During the three months ended May 31, 1996, 2,580, 7,700 and 83 shares were issued at $14.43, $22.125 and $24.00 per share ($37,229, $170,363 and $1,992), respectively, as a result of stock options being exercised. During the three months ended May 31, 1995, 5,050, 10,825 and 20,170 shares were issued at $7.50, $9.96 and $14.43 per share ($37,875, $107,817 and $291,053), respectively, as a result of stock options being exercised.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                             Three Months Ended
                                                  May 31,
                                            -------------------
                                              1996        1995
                                            ---------  --------
                                               (In Thousands)

        Cash paid for:
           Interest                          $ 13,184  $ 12,408
           Income taxes                           111       -

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS:

     Effective March 1, 1996, Maryland Federal adopted SFAS 121, SFAS 122 and SFAS 123. Neither the initial adoption nor the ongoing effect of SFAS 121 and SFAS 122 has had a significant impact on the financial condition or results of operations of the Company. As allowed by SFAS 123, Maryland Federal is continuing to follow the accounting prescribed by APB Opinion No. 25 in accounting for employee stock compensation plans.

NOTE 7 - RECLASSIFICATIONS:

     Certain amounts for the three months ended May 31, 1995 have been reclassified for comparative purposes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Maryland Federal Bancorp, Inc. (the "Company") is the unitary savings and loan holding company of Maryland Federal Savings and Loan Association (the "Association") and its subsidiary. The Company and the Association are sometimes collectively referred to as "Maryland Federal." The Company currently owns 100% of the issued and outstanding common stock of the Association, which is the principal asset of the Company. The Company does not presently own or operate any subsidiaries other than the Association and its subsidiary.

     Maryland Federal's earnings are primarily dependent upon its net interest income, which is determined by the Association's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of its interest-earning assets and interest-bearing liabilities. The Association's net income is also affected by the level of its noninterest income, provision for estimated losses on loans and noninterest expense.

     Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by consumer demand, the interest rate environment, and the availability of funds.


FINANCIAL CONDITION

     Assets. Total assets as of May 31, 1996 decreased $14.9 million or 1.3% to $1.13 billion as compared to February 29, 1996. This decrease was primarily due to decreases of $11.4 million or 1.2% in loans receivable, net (including loans held for sale), $6.9 million or 24.5% in cash and cash equivalents and $2.6 million or 3.4% in securities available for sale. These decreases were partially offset by increases of $6.7 million or 66.3% in securities held to maturity and $1.1 million or 9.8% in securities purchased under agreements to resell. The decrease in loans receivable, net, was due to management's decision to actively participate in the secondary market, the excess proceeds of which were primarily invested in securities held to maturity.

     Liabilities. Total liabilities as of May 31, 1996 decreased $15.6 million or 1.5% to $1.03 billion as compared to February 29, 1996. This decrease was primarily due to a $7.4 million or 0.9% decrease in deposits and a $13.5 million or 5.5% decrease in advances from the Federal Home Loan Bank of Atlanta ("FHLB"). These decreases were partially offset by an increase of $4.5 million or 48.8% in advances from borrowers for taxes and insurance. The decrease in FHLB advances was the result of management's decision to make use of the Association's cash flow to reduce borrowings rather than build liquidity during the three months ended May 31, 1996.


     Stockholders' Equity. Stockholders' equity increased $672,000 or 0.7% to $94.7 million at May 31, 1996, versus $94.0 million at February 29, 1996. Such increase primarily reflects net income of $1.9 million which more than offset a $966,000 decrease in unrealized holding gains, net, during the three months ended May 31, 1996.


RESULTS OF OPERATIONS

     Maryland Federal reported net income of $1.9 million and $1.8 million during the three months ended May 31, 1996 and 1995, respectively. Net income increased by $68,000 during the three months ended May 31, 1996, as compared to the same period in 1995. The increase in net income was the result of a $304,000 increase in net interest income and a $214,000 increase in noninterest income, which more than offset increases of $315,000 in noninterest expense, and $85,000 and $50,000 in provision for loan losses and income tax expense, respectively.

Net Interest Income

     Net interest income increased by $304,000 or 4.4% for the three months ended May 31, 1996, as compared to the same period in 1995. The increase for the three months ended May 31, 1996 was primarily the result of a $12.7 million or 14.1% increase in the average balance of interest-earning assets over interest-bearing liabilities, which more than offset an 11 basis point net decrease in the yield earned on interest-earning assets over the rate paid on interest-bearing liabilities ("interest rate spread"), as compared to same period in 1995.

Interest Income

     Loans receivable. During the three months ended May 31, 1996, interest earned on loans receivable increased by $1.2 million or 7.0%, as compared to the same period in 1995. This increase was primarily the result of a $73.4 million or 8.0% increase in the average balance of loans receivable, which more than offset an eight basis point decrease in the average yield earned thereon to 7.49%. The increase in the average balance of loans receivable reflects the high demand in loan originations for first mortgage loans and consumer and other loans.

     Mortgage-backed and related securities. Interest earned on mortgage-backed and related securities decreased by $178,000 or 14.0% during the three months ended May 31, 1996, as compared to the same period in 1995. The decrease during the three months ended May 31, 1996 was primarily due to a $10.7 million or 14.2% decrease in the average balance of mortgage-backed and related securities, which more than offset a two basis point increase in the average yield earned on such assets to 6.78%, as compared to the same period in 1995. The decrease in the average balance of such securities reflects principal repayments received on such securities.

     Investment securities and other interest-earning assets. Interest earned on investment securities and other interest-earning assets increased by $181,000 or 22.4% during the three months ended May 31, 1996, as compared to the same period in 1995. This increase was primarily the result of a $19.4 million or 37.9% increase in the average balance of investment securities and other interest-earning assets, which more than offset a decrease of 71 basis points in the average yield earned on such assets to 5.59%, as compared to the same period in 1995.

Interest Expense

     Deposits. Interest expense on deposits during the three months ended May 31, 1996, increased by $236,000 or 2.4%, as compared to the same period in the prior year. This increase was primarily attributable to an $18.0 million or 2.3% increase in the average balance of deposits, which more than offset a one basis point decrease in the average rate paid on such deposits, during the three months ended May 31, 1996, as compared to the same period in 1995. The increase in the average balance of deposits during the three months ended May 31, 1996, as compared to the same period in 1995, was due primarily to competitive interest rates offered on deposits.

     Borrowed funds. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) increased by $674,000 or 23.8% during the three months ended May 31, 1996, as compared to the same period in 1995. This increase was primarily due to an increase of $51.5 million or 27.7% in the average balance of such funds, which more than offset a 19 basis point decrease in the average rate paid on such funds during the three months ended May 31, 1996, as compared to the same period in 1995. The increase in the average balance of borrowed funds reflects management's decision during the latter part of fiscal 1996 to utilize FHLB advances to fund loan growth, as such advances were determined to be at least as, if not more, cost effective than acquiring deposits at prevailing market rates.

Provision for Loan Losses

     Loan review procedures are utilized by the Association in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Association's earnings. Provision for loan losses totaled $85,000 during the three months ended May 31, 1996. There was no provision for loan losses made during the three months ended May 31, 1995.

     The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. While management uses the best information available to make such determinations, no assurance can be given as to whether future adjustments may be necessary.

     As of May 31, 1996, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $3.5 million ($3,510,000 of which are first mortgage loans, with the remaining $33,000 being consumer and other loans) and represented 0.36% of total loans receivable. At February 29, 1996, non-performing loans totaled $3.4 million ($3,333,000 of which are first mortgage loans, with the remaining $53,000 being consumer and other loans) and represented 0.34% of total loans receivable. As of May 31, 1996, the allowance for loan losses amounted to $4.5 million and represented 127.5% of non-performing loans. At February 29, 1996, the allowance for loan losses amounted to $4.5 million and represented 132.1% of non-performing loans.

Noninterest Income

     Total noninterest income increased $214,000 or 41.0% during the three months ended May 31, 1996, as compared to the same period in 1995. This increase was the result of increases of $162,000 or 192.9% in gain on sales of first mortgage loans, $35,000 or 10.5% in banking services charges and fees, $9,000 in other noninterest income and $8,000 in loan fees and service charges, during the three months ended May 31, 1996, as compared to the same period in 1995.

Noninterest Expense

     Total noninterest expense increased by $315,000 or 7.1% for the three months ended May 31, 1996, as compared to the same period in 1995. The components of noninterest expense are discussed below.

     Compensation and benefits. During the three months ended May 31, 1996, compensation and benefits increased by $326,000 or 15.1%, as compared to the same period in 1995, due primarily to increases in retirement benefit expense, annual salary adjustments and expenses incurred related to temporary personnel.

     Occupancy and equipment. Occupancy and equipment expense decreased $30,000 or 4.0% during the three months ended May 31, 1996, as compared to the same period in 1995.

     SAIF deposit insurance premiums. During the three months ended May 31, 1996, SAIF deposit insurance premiums paid to the FDIC increased $29,000 or 6.9%, as compared to the same period in 1995, due primarily to an increase in the average balance of deposits. SAIF deposit insurance premiums are a function of the size of the Association's deposit base.

     Loss on foreclosed real estate, net. During the three months ended May 31, 1996, loss on foreclosed real estate, net, decreased by $163,000 or 97.0%, as compared to the same period in 1995. This decrease was primarily the result of $150,000 provision made for possible losses on foreclosed real estate during the three months ended May 31, 1995. There was no such provision made during the same period in 1996.

     Advertising. During the three months ended May 31, 1996, advertising expense increased by $71,000 or 64.5%, as compared to the same period in 1995.

     Other. During the three months ended May 31, 1996, other noninterest expense increased by $82,000 or 9.6%, as compared to the same period in 1995. This increase was primarily due to increases in legal fees, franchise tax, and expenses such as stationary and office supplies.

Income Taxes

     The Company made provisions for income taxes of $1.2 million and $1.1 million during the three months ended May 31, 1996 and 1995, respectively. The $50,000 or 4.4% increase was due primarily to the increased profitability of the Company.


CAPITAL ADEQUACY

    The Association is required under federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At May 31, 1996, the Association had tangible capital equal to 7.63% of adjusted total assets, core capital equal to 7.63% of adjusted total assets and total capital equal to 15.36% of risk-weighted assets.

     The Office of Thrift Supervision ("OTS") has proposed to modify the minimum core capital leverage ratio requirement in the same manner as has been done by the Office of the Comptroller of the Currency for national banks. Under the OTS proposal, only savings associations rated a composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings associations, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points. The OTS has not taken final action on the proposal, however, it has reserved the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy.

     In August 1993, the OTS issued a final rule which adds an interest rate risk component to the existing 8% risk-based capital requirement. Under the rule, a savings institution would be required to hold capital as a safeguard against interest rate exposure in an amount equal to 50% of the decline in the market value of the institution's portfolio equity (i.e., the net present value of the institution's assets, liabilities and certain off-balance-sheet items) that would result from a 200 basis point change in market interest rates. The requirement would apply to those institutions considered to be carrying "above normal" risk. "Above normal" risk is defined as occurring when the decline in the market value of the portfolio equity, under a 200 basis point rate change, exceeds 2% of the market value of the institution's assets.

     However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS or to request use of their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with "above normal" interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Because of the Association's strong capitalization, management does not believe that compliance with the new rule would adversely affect its operations.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is also required to establish capital levels for insured depository institutions including "well capitalized", "adequately capitalized", "undercapitalized" and "critically undercapitalized". A depository institution's capital adequacy will be measured on the basis of its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio. The degree of regulatory intervention is tied to the institution's capital category, with increasing scrutiny and more stringent restrictions being imposed as the institution's capital declines.

     To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At May 31, 1996, the Association was considered to be "well capitalized." It is management's strong belief that even after making payment of the proposed one-time SAIF deposit insurance premium, the Association will still be considered "well capitalized."

(See Note 2 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

     The Association is required under certain federal regulations to maintain specified levels of "liquid" investments including United States Government and federal agency securities and other investments. Regulations currently in effect require the Association to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. The Association has consistently maintained liquidity at or above the levels required by the regulations.

     The Association's principal sources of funds are deposits, amortization and prepayment of outstanding loans, borrowed funds and proceeds from the sale of loans. During the past several years, the Association has used such funds primarily to maintain its required liquidity levels, meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, and fund existing and continuing loan commitments.

     At May 31, 1996, the Association had $1.2 million of undisbursed loan funds and $57.3 million in approved loan commitments. These commitments were partially offset by $15.9 million in forward commitments to sell. The Association anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by May 31, 1997 is $427.9 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Association.


IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles, which typically requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

     Virtually all of the assets and liabilities of Maryland Federal are monetary in nature. As a result, interest rates have a more significant impact on Maryland Federal's performance than the general level of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

PART II - OTHER INFORMATION:


Item 1 - LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine, nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2 - CHANGES IN SECURITIES

         Not Applicable

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5 - OTHER INFORMATION

         Not Applicable

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Not Applicable

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        MARYLAND FEDERAL BANCORP, INC.



Date: JULY 15, 1996     By: /s/ Robert H. Halleck
                            ----------------------------
                            Robert H. Halleck, President
                            and Chief Executive Officer

Date: JULY 15, 1996     By: /s/ Lynn B. Hounslow
                            ----------------------------
                            Lynn B. Hounslow, Senior
                            Vice President, Treasurer,
                            Chief Financial Officer and
                            Principal Accounting Officer