Form 10-Q
period 1996-08-31
MARYLAND FEDERAL BANCORP INC
filed 1996-10-11
CIK 853020

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended AUGUST 31, 1996

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from     to


                         Commission File Number 0-18107


                         MARYLAND FEDERAL BANCORP, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             MARYLAND                                        52-1640579
   ------------------------------                       ---------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)


3505 HAMILTON STREET, HYATTSVILLE, MD.                        20782
--------------------------------------                      ----------
(Address of principal executive office)                     (Zip Code)


    Registrant's telephone number,
        including area code:                              (301) 779-1200
                                                          --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X    NO
                                                      ---      ---


              Number of Shares of Common Stock Outstanding as of
                              September 30, 1996

         TITLE OF CLASS                    NUMBER OF SHARES OUTSTANDING
       -------------------                 ----------------------------
       Common Stock ($.01                        2,980,561 Shares
       par value per share)

                                    INDEX


PART I - FINANCIAL INFORMATION:                                        PAGE
                                                                       ----
    Item 1.   Financial Statements:

              Consolidated Statements of Financial
              Condition as of August 31, 1996
              and February 29, 1996                                     1

              Consolidated Statements of Income and
              Retained Earnings for the six and three
              months ended August 31, 1996 and 1995                     2

              Consolidated Statements of Cash Flows for
              the six months ended August 31, 1996
              and 1995                                                  3

              Notes to Consolidated Financial Statements               4-6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                               7-15


PART II - OTHER INFORMATION:

    Item 1.   Legal Proceedings                                        16

    Item 2.   Changes in Securities                                    16

    Item 3.   Defaults upon Senior Securities                          16

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                                  16

    Item 5.   Other Information                                        16

    Item 6.   Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                             17

                MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)


                                                                 August 31,    February 29,
                                                                    1996          1996
                                                                -----------    -----------
                                                                       (In Thousands)
ASSETS
Cash and cash equivalents                                        $  11,901     $  27,963
Securities purchased under agreements to resell                     19,519        11,034
Securities available for sale                                       64,534        74,791
Securities held to maturity (fair value, $16,501,000 and
   $10,007,000, respectively)                                       16,579        10,072
Loans held for sale, at cost                                         5,700        16,296
Loans receivable, net                                              985,446       974,888
Accrued interest receivable                                          6,043         6,009
Federal Home Loan Bank stock, at cost                               11,464        12,514
Foreclosed real estate, net                                          1,939         2,090
Premises and equipment, net                                          4,802         4,829
Other assets                                                         2,590         2,852
                                                                 ---------     ---------
     Total assets                                               $1,130,517    $1,143,338
                                                                 ---------     ---------
                                                                 ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits                                                        $  787,180    $  788,931
Advances from Federal Home Loan Bank of Atlanta                    227,530       243,780
Advances from borrowers for taxes and insurance                     15,517         9,124
Income taxes                                                         2,481         2,143
Accrued expenses and other liabilities                               6,763         5,378
                                                                 ---------     ---------
     Total liabilities                                           1,039,471     1,049,356
                                                                 ---------     ---------

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized; none issued              --            --
Common stock; $.01 par value; 15,000,000 shares
   authorized; 3,846,354 and 3,821,081 shares
   issued, respectively                                                 38            38
Additional paid-in capital                                          35,505        34,917
Retained earnings, substantially restricted                         70,311        67,492
Unrealized holding gains, net                                        1,580         2,420
Treasury stock, at cost; 858,676 and 671,376 shares,
   respectively                                                    (16,388)      (10,885)
                                                                 ---------     ---------
     Total stockholders' equity                                     91,046        93,982
                                                                 ---------     ---------
        Total liabilities and stockholders' equity              $1,130,517    $1,143,338
                                                                 ---------     ---------
                                                                 ---------     ---------


See Notes to Consolidated Financial Statements.

                MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (Unaudited)


                                                   Six Months Ended August 31,      Three Months Ended August 31,
                                                  --------------------------        -----------------------------
                                                     1996              1995             1996             1995
                                                  ---------          -------          -------          -------
                                                               (In Thousands, Except Per Share Data)
Interest income:
  Loans receivable:
    First mortgage loans                            $33,846          $32,939          $16,836          $16,708
    Consumer and other loans                          3,293            2,309            1,730            1,178
  Investment securities                               1,385            1,333              628              638
  Mortgage-backed and related securities              2,172            2,490            1,076            1,216
  Other interest-earning assets                         406              209              175               97
                                                    -------          -------          -------          -------
      Total interest income                          41,102           39,280           20,445           19,837
                                                    -------          -------          -------          -------


Interest expense:
  Deposits                                           19,573           19,722            9,612            9,997
  Advances from Federal Home Loan
    Bank of Atlanta                                   6,870            5,878            3,379            3,059
  Advances from borrowers for taxes
    and insurance                                        20               23               11               16
                                                    -------          -------          -------          -------
      Total interest expense                         26,463           25,623           13,002           13,072
                                                    -------          -------          -------          -------

Net interest income                                  14,639           13,657            7,443            6,765

Provision for loan losses                               145               --               60               --
                                                    -------          -------          -------          -------
Net interest income after provision for
  loan losses                                        14,494           13,657            7,383            6,765
                                                    -------          -------          -------          -------

Noninterest income:
  Loan fees and service charges                         174              132               98               64
  Banking service charges and fees                      752              706              385              374
  Gain on sales of first mortgage loans                 386              193              140              109
  Gain on sales of investment and
    mortgage-backed securities                           --            1,433               --            1,433
  Other                                                  73               71               26               33
                                                    -------          -------          -------          -------
      Total noninterest income                        1,385            2,535              649            2,013
                                                    -------          -------          -------          -------

Noninterest expense:
  Compensation and benefits                           4,963            4,392            2,480            2,235
  Occupancy and equipment                             1,501            1,553              785              807
  SAIF deposit insurance premiums                       905              856              456              436
  Loss on foreclosed real estate, net                    41              242               36               74
  Advertising                                           326              273              145              163
  Other                                               1,864            1,925              927            1,070
                                                    -------          -------          -------          -------
      Total noninterest expense                       9,600            9,241            4,829            4,785
                                                    -------          -------          -------          -------

Income before income taxes                            6,279            6,951            3,203            3,993
Income tax expense                                    2,461            2,701            1,283            1,573
                                                    -------          -------          -------          -------
NET INCOME                                            3,818            4,250            1,920            2,420

Retained earnings, substantially restricted:
  Balance, beginning of period                       67,492           60,537           68,884           61,983
  Cash dividends                                       (999)            (832)            (493)            (448)
                                                    -------          -------          -------          -------
  Balance, end of period                            $70,311          $63,955          $70,311          $63,955
                                                    -------          -------          -------          -------
                                                    -------          -------          -------          -------

Primary earnings per share                            $1.20            $1.33             $.61             $.75
                                                    -------          -------          -------          -------
                                                    -------          -------          -------          -------



See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                        Six Months ended August 31,
                                                                        ---------------------------
                                                                          1996               1995
                                                                        --------           --------
                                                                               (In Thousands)
OPERATING ACTIVITIES:
     Net income                                                         $  3,818           $ 4,250
     Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation and amortization:
         Premises and equipment                                              428               538
         Other                                                              (584)             (549)
       Loans originated for sale                                         (39,671)          (19,509)
       Sale of loans originated for sale                                  50,267            19,364
       Provision for loan losses on loans and foreclosed real estate         145               200
       Gain on sales of securities                                            --            (1,433)
       Gain on sales of foreclosed real estate                               (37)              (26)
       Deferred income taxes                                                (438)              120
       Tax benefits relating to stock options                                 86               222
       Decrease (increase) in:
         Accrued interest receivable                                         (34)             (422)
         Other assets                                                        119               952
       Increase (decrease) in:
         Current income taxes payable                                      1,304              (881)
         Accrued expenses and other liabilities                            1,396              (439)
                                                                          ------             ------
             Net cash provided by operating activities                    16,799             2,387
                                                                          ------             ------


INVESTING ACTIVITIES:
     Loans originated                                                    (66,417)          (87,322)
     Loans purchased                                                          --            (1,006)
     Principal collected on loans                                         56,075            37,300
     Purchases of securities:
       Available for sale                                                 (2,085)             (144)
       Held to maturity                                                   (9,867)               --
     Principal collected on mortgage-backed and related securities         6,146             3,875
     Proceeds from maturities of securities:
       Available for sale                                                  5,292             1,200
       Held to maturity                                                    3,000             4,130
     Net decrease (increase) in securities purchased under                (8,485)            6,648
       agreements to resell
     Decrease (increase) in Federal Home Loan Bank stock                   1,050              (528)
     Proceeds from sales of securities available for sale                     --             3,105
     Proceeds from sales of foreclosed real estate                           449               146
     Purchases of premises and equipment                                    (401)             (454)
                                                                          ------             ------
             Net cash used in investing activities                       (15,243)          (33,050)
                                                                          ------             ------


FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                                  (1,751)           12,221
     Proceeds from Federal Home Loan Bank advances                        43,250           102,500
     Principal payments on Federal Home Loan Bank
       advances                                                          (59,500)          (88,300)
     Net increase in advances from borrowers for taxes
       and insurance                                                       6,393             6,339
     Proceeds from issuance of stock under stock plans                       503               553
     Purchase of treasury stock                                           (5,503)               --
     Cash dividends paid                                                  (1,010)             (765)
                                                                          ------             ------
             Net cash provided by (used in) financing activities         (17,618)           32,548
                                                                          ------             ------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (16,062)            1,885

CASH AND CASH EQUIVALENTS:
     Beginning of period                                                  27,963            15,775
                                                                          ------             ------
     End of period                                                       $11,901           $17,660
                                                                          ------             ------
                                                                          ------             ------



See Notes to Consolidated Financial Statements.

                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

    In the opinion of the management of Maryland Federal Bancorp, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of August 31, 1996, and the results of its operations for the six and three months ended August 31, 1996, and 1995, and cash flows for the six months ended August 31, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 29, 1996. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 - RECAPITALIZATION OF SAIF AND EFFECT OF REDUCTION IN BANK
         INSURANCE FUND PREMIUMS:

    Deposits of the Association are currently insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits.
 While the BIF has reached the required reserve ratio, the SAIF was not expected to be recapitalized until 2002 at the earliest.

    The FDIC established a new assessment rate schedule of zero to 27 basis points for BIF members which began on January 1, 1996. Under that schedule, approximately 91% of BIF members pay the lowest assessment rate of zero basis points (subject to a $2,000 minimum). With respect to SAIF member institutions, the previous assessment rate of 23 to 31 basis points applicable to SAIF member institutions had been retained.

    In order to mitigate the effect of the BIF/SAIF premium disparity, on September 30, 1996, the President signed legislation which will, among other things, recapitalize the SAIF by a one-time charge of SAIF-insured institutions of approximately $4.5 billion, or approximately $.65 for every $100.00 of deposits, and eventually merge the SAIF with the BIF. Based on the Association's deposits as of March 31, 1995, the Association's pro rata share of the special assessment would amount to approximately $3.1 million, net of taxes and will be payable during the quarter ending November 30, 1996.

NOTE 3 - EARNINGS PER SHARE:

    Primary earnings per share for the six months ended August 31,

1996 and 1995 are computed based on the weighted average number of shares actually outstanding, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 3,186,463 and 3,200,328 for the six months ended August 31, 1996 and 1995, respectively.

    The Company has not separately reported fully diluted earnings per share since the amounts are not materially different from primary earnings per share.

NOTE 4 - COMMON STOCK ISSUED:

    During the six months ended August 31, 1996, 8,730, 11,400 and 833 shares were issued at $14.43, $22.125 and $24.00 per share ($125,974, $252,225 and
$19,992), respectively, as a result of stock options being exercised. During the six months ended August 31, 1995, 10,050, 10,825 and 20,940 shares were issued at $7.50, $9.96 and $14.43 per share ($75,375, $107,817 and $302,164), respectively, as a result of stock options being exercised. In addition, 4,310 shares were issued at $24.33 per share ($104,862) and 3,356 shares were issued at $20.19 per share ($67,758) through Maryland Federal Savings and Loan Association's Employee Stock Purchase Plan during the six months ended August 31, 1996 and 1995, respectively.

NOTE 5 - TREASURY STOCK:

    During the six months ended August 31, 1996, the Company acquired 187,300 shares of its $.01 par value common stock for a total cost of approximately $5.5 million.

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                 SIX MONTHS ENDED AUGUST 31,
                                 --------------------------
                                     1996          1995
                                 ----------     -----------
                                     (In Thousands)

           Cash paid for:
             Interest              $25,539        $25,375
             Income taxes            1,482          2,261


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:

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

    Statement of Financial Accounting Standards No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS 125) was issued in June 1996. This statement supersedes SFAS 122 and provides accounting and reporting standards for transfers for and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Earlier or retroactive application is not permitted. Management has not yet determined if the adoption and application of SFAS 125 will have a significant impact on the financial condition or results of operations of the Company.

NOTE 8 - RECLASSIFICATIONS:

    Certain amounts for the six and three months ended August 31, 1995 have been reclassified for comparative purposes.

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

FINANCIAL CONDITION

    Assets. Total assets as of August 31, 1996 decreased $12.8 million or 1.1% to $1.13 billion as compared to February 29, 1996. This decrease was primarily due to decreases of $16.1 million or 57.4% in cash and cash equivalents, $10.3 million or 13.7% in securities available for sale, and $1.1 million or 8.4% in Federal Home Loan Bank stock, at cost. These decreases were partially offset by increases of $8.5 million or 76.9% in securities purchased under agreements to resell and $6.5 million or 64.6% in securities held to maturity. The decrease in securities available for sale was primarily due to normal principal repayments received on mortgage-backed and related securities and maturities which were used to fund the repurchase of shares of common stock of the Company. The decrease in cash and cash equivalents was primarily due to management's decision to use the Association's high liquidity to invest in securities purchased under agreements to resell and reduce borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

    Liabilities. Total liabilities as of August 31, 1996 decreased $9.9 million or 0.9% to $1.04 billion as compared to February 29, 1996. This decrease was primarily due to a $1.8 million or 0.2% decrease in deposits and a $16.3 million or 6.7% decrease in advances from FHLB. These decreases were partially offset by an increase of

$6.4 million or 70.1% in advances from borrowers for taxes and insurance.
The decrease in FHLB advances was the result of management's decision to make use of the Association's cash flow to reduce borrowings rather than build liquidity during the six months ended August 31, 1996. The increase in advances from borrowers for taxes and insurance was the result of the accumulation of such funds for the payment of taxes and insurance applicable to the loans held in the Association's loan portfolio during the third quarter of 1996.

    Stockholders' equity. Stockholders' equity decreased by $2.9 million or 3.1% to $91.0 million at August 31, 1996, versus $94.0 million at February 29, 1996. Such decrease primarily reflects the repurchase of shares of Company's common stock for $5.5 million and an $840,000 decrease in unrealized holding gains, net, on securities available for sale, which more than offset net income of $3.8 million earned during the six months ended August 31, 1996.

RESULTS OF OPERATIONS

    Maryland Federal reported net income of $3.8 million and $4.3 million during the six months ended August 31, 1996 and 1995, respectively. Net income decreased by $432,000 or 10.2% during the six months ended August 31, 1996 as compared to the same period in 1995. This decrease was the result of a $1.2 million decrease in noninterest income, a $359,000 increase in noninterest expense, and a $145,000 increase in provision for loan losses, which more than offset an increase of $982,000 in net interest income, and a decrease of $240,000 in income tax expense, during the six months ended August 31, 1996 as compared to the same period in 1995. During the three months ended August 31, 1996 and 1995, Maryland Federal reported net income of $1.9 million and $2.4 million, respectively. Net income decreased by $500,000 or 20.7% during the three months ended August 31, 1996 as compared to the same period in 1995. This decrease was the result of a decrease of $1.4 million in noninterest income, and increases of $44,000 and $60,000 in noninterest expense and provision for loan losses, respectively, which more than offset a $678,000 increase in net interest income, and a decrease of $290,000 in income tax expense, during the three months ended August 31, 1996 as compared to the same period in 1995.

Net Interest Income

    Net interest income increased by $982,000 or 7.2% and $678,000 or 10.0% for the six and three months ended August 31, 1996, as compared to the increase for the six months ended August 31, 1996 was primarily the result of a $9.7 million increase in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1995, coupled with a 3 basis point net increase in the average yield earned on interest-earning assets over the average rate paid on interest-bearing liabilities ("interest rate spread"). The increase for the three months ended August 31, 1996 was primarily the result of a $6.7 million increase in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1995, coupled with a 15 basis point net increase in the interest rate spread.

Interest Income

    Loans receivable. During the six months ended August 31, 1996, interest earned on loans receivable increased by $1.9 million or 5.4%, as compared to the same period in 1995. This increase was primarily the result of a $61.7 million or 6.6% increase in the average balance of loans receivable, which more than offset a 10 basis point decrease in the average yield earned thereon to 7.49%. During the three months ended August 31, 1996, interest earned on loans receivable increased by $680,000 or 3.8%, as compared to the same period in 1995. This increase was the result of a $49.9 million or 5.3% increase in the average balance of loans receivable, which more than offset an 12 basis point decrease in the average yield earned thereon to 7.48%. The increase in the average balance of loans receivable reflects the high demand in loan originations for first mortgage loans and consumer and other loans.

    Mortgage-backed and related securities. During the six and three months ended August 31, 1996, interest earned on mortgage-backed and related securities decreased by $318,000 or 12.8% and $140,000 or 11.5%, respectively, as compared to the same periods in 1995. These decreases were the result of a $9.8 million or 13.3% and a $9.0 million or 12.4% decrease in the average balance of mortgage-backed and related securities, respectively, during the six and three months ended August 31, 1996 as compared to the same periods in 1995, which more than offset a 5 and 7 basis point increase in the average yield earned thereon to 6.80% and 6.81%, respectively. The decrease in the average balance of such securities reflects principal repayments received on such securities.

    Investment securities and other interest-earning assets. Interest on investment securities and other interest-earning assets increased by $249,000 or 16.1% during the six months ended August 31, 1996, as compared to the same period in 1995. This increase was primarily the result of a $12.4 million or 24.5% increase in the average balance of investment securities and other interest-earning assets, which more than offset a 41 basis point decrease in the average yield earned on such assets during the six months ended August 31, 1996, as compared to the same period in 1995. During the three months ended August 31, 1996, interest earned on investment securities and other interest-earning assets increased by $68,000 or 9.3%, as compared to the same period in 1995. This increase was primarily the result of a $5.4 million or 10.8% increase in the average balance of investment securities and other interest-earning assets, which more than offset a 9 basis point decrease in the average yield earned on such assets during the three months ended August 31, 1996, as compared to the same period in 1995.

Interest Expense

    Deposits. Interest expense on deposits during the six and three months ended August 31, 1996, decreased by $149,000 or 0.8% and $385,000 or 3.9%, respectively, as compared to the same periods in 1995. These decreases, during the six and three months ended August 31, 1996, were primarily the result of a 14 and 27 basis point decrease in the average rate paid on such deposits, respectively, which more than offset increases of a $13.2 million or 1.7% and $8.4 million or 1.1%, respectively, in the average balance of such deposits as compared to the same periods in 1995.

    Borrowed funds. During the six and three months ended August 31, 1996, interest expense on borrowed funds (including advances from borrowers for taxes and insurance) increased by $989,000 or 16.8% and $315,000 or 10.2%, respectively, as compared to the same periods in 1995. These increases were primarily due to a $41.3 million or 21.4% and a $31.1 million or 15.6% increase in the average balance of such funds, which more than offset a 25 and 31 basis point decrease in the average rate paid on such funds during the six and three months ended August 31, 1996, respectively, as compared to the same periods in 1995.

Provision for Loan Losses

    Loan review procedures are utilized by the Association in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Association's earnings. During the six and three months ended August 31, 1996, the Association's provision for loan losses totaled $145,000 and $60,000, respectively. There was no provision for loan losses made during the six and three months ended August 31, 1995.

    The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio, past loan loss experience, current ecn of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. While management uses the best information available to make such determinations, no assurance can be given as to whether future adjustments may be necessary.

    As of August 31, 1996, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $3.5 million ($3,457,000 of which consist of first mortgage loans, with the remaining $17,000 consisting of consumer and other loans) and represented 0.35% of total loans receivable. At February 29, 1996, non-performing loans totaled $3.4 million ($3,333,000 of which consist of first mortgage loans, with the remaining $53,000 consisting of consumer and other loans) and represented 0.34% of total loans receivable. As of August 31, 1996, the allowance for loan losses amounted to $4.6 million and represented 131.3% of non-performing loans. At February 29, 1996, the allowance for loan losses amounted to $4.5 million and represented 132.1% of non-performing loans.

Noninterest Income

    Total noninterest income decreased by $1.2 million or 45.4% and $1.4 million or 67.8% during the six and three months ended August 31, 1996, respectively, as compared to the same periods in 1995. During the six months ended August 31, 1996, the decrease was the result of a $1.4 million decrease in gain on sales of investment and mortgage-backed and related securities, which more than offset increases of $193,000 or 100.0% in gain on sales of first mortgage loans, $46,000 or 6.5% in banking service charges and fees, and $42,000 or 31.8% in loan fees and service charges, as compared to the same period in 1995. During the three months ended August 31, 1996, the decrease was the result of a $1.4 million decrease in gain on sales of investment and mortgage-backed and related securities, which more than offset increases of $31,000 or 28.4% in gain on sales of first mortgage loans, $11,000 or 2.9% in banking service charges and fees, and $34,000 or 53.1% in loan fees and service charges, as compared to the same period in 1995. There was no sale of securities during the six and three months ended August 31, 1996.

Noninterest Expense

    Total noninterest expense increased by $359,000 or 3.9% and $44,000 or 0.9% for the six and three months ended August 31, 1996, respectively, as compared to the same periods in 1995. The components of noninterest expense are discussed below.

    Compensation and benefits. During the six and three months ended August 31, 1996, compensation and benefits increased by $571,000 or 13.0% and $245,000 or 11.0%, respectively, as compared to the same periods in 1995, due primarily to increases in retirement benefit expense, annual salary adjustments and expenses incurred related to temporary personnel.

    Occupancy and equipment. Occupancy and equipment expense decreased $52,000 or 3.3% and $22,000 or 2.7%, during the six and three months ended August 31, 1996, respectively, as compared to the same periods in 1995. Such decreases were the effect of relocating branch and loan production offices to more suitable and less expensive locations during the previous fiscal year.

    SAIF deposit insurance premiums. During the six and three months ended August 31, 1996, SAIF deposit insurance premiums paid to the FDIC increased $49,000 or 5.7% and $20,000 or 4.6%, respectively, as compared to the same periods in 1995, due primarily to an increase in the average balance of deposits. SAIF deposit insurance premiums are a function of the size of the Association's deposit base. See Note 2 of Notes to Consolidated Financial Statements for a discussion of a $3.1 million special assessment which will be paid and recognized during the nine months ended November 30, 1996.

    Loss on foreclosed real estat, 1996, loss on foreclosed real estate, net, decreased by $201,000 or 83.1% and $38,000 or 51.4%, respectively, as compared to the same periods in 1995. These decreases were primarily the result of $200,000 and $50,000 in provisions made for possible losses on foreclosed real estate recorded during the six and three months ended August 31, 1995, respectively. There were no such provisions made during the same periods in 1996.

    Advertising. During the six months ended August 31, 1996, advertising expense increased by $53,000 or 19.4% as compared to the same period in 1995.
 During the three months ended August 31, 1996, advertising expense decreased by $18,000 or 11.0% as compared to the same period in 1995.

    Other. During the six and three months ended August 31, 1996, other noninterest expense decreased by $61,000 or 3.2% and $143,000 or 13.4%, respectively, as compared to the same periods in 1995. These decreases were primarily due to expenses incurred for relocating branch offices during the six and three months ended August 31, 1995. Such expenses include new supplies, moving expense, printing, postage and telephone expense. No such branch offices were relocated during the comparable period in 1996.

Income Taxes

    During the six and three months ended August 31, 1996, the Company made provisions for income taxes of $2.5 million and $1.3 million, respectively, as compared to $2.7 million and $1.6 million during the six and three months ended August 31, 1995, respectively. The $240,000 or 8.9% and $290,000 or 18.4% decreases during the six and three months ended August 31, 1996, respectively, were due primarily to the decreased profitability of the Company as compared to the same periods in 1995.

CAPITAL ADEQUACY

    The Association is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a comb to 8.0% of its risk-weighted assets. At August 31, 1996, the Association had tangible capital equal to 7.57% of adjusted total assets, core capital equal to 7.57% of adjusted total assets and total capital equal to 15.17% of risk-weighted assets.

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

     To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At August 31, 1996, the Association was considered to be "well capitalized." It is management's strong belief that even after making payment of the one-time
SAIF deposit insurance premium, the Association will still be considered
"well capitalized."(See Note 2 of Notes to Consolidated Financial Statements.)

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

    The Association's principal sources of funds are deposits, amortization and prepayment of outstanding loans, borrowed funds and proceeds from the sale of loans. During the past several years, the Association has used such funds primarily to meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, fund existing and continuing loan commitments and maintain its required liquidity.

    At August 31, 1996, the Association had $1.1 million of undisbursed loan funds and $50.5 million in approved loan commitments. These commitments were partially offset by $15.1 million in forward commitments to sell. The Association anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by August 31, 1997 is $443.0 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Association.

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and related data presented in this report have been prepnting principles, which typically requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

Item 2 - CHANGES IN SECURITIES
         Not Applicable

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           The 1996 Annual meeting of Stockholders of Maryland Federal Bancorp, Inc. was held on June 19, 1996. Present at the meeting
           in person or by proxy were 2,719,863 shares or 86.1% of   the
           Company's 3,160,068 outstanding shares. The stockholders voted to approve the re-election of two directors for three year terms by 85.8% of the outstanding shares, and to ratify the appointment of Stoy, Malone & Company, P.C. as the Company's independent auditors by 85.8% of the outstanding shares.

Item 5 - OTHER INFORMATION
         Not Applicable

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         Not Applicable

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MARYLAND FEDERAL BANCORP, INC.



Date: OCTOBER 15, 1996                      By:  /s/ Robert H. Halleck
      ----------------                           ----------------------------
                                                 Robert H. Halleck, President
                                                 and Chief Executive Officer


Date: OCTOBER 15, 1996                      By:  /s/ Lynn B. Hounslow
      ----------------                           ----------------------------
                                                 Lynn B. Hounslow, Senior
                                                 Vice President, Treasurer,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer