Form 10-Q
period 1996-11-30
MARYLAND FEDERAL BANCORP INC
filed 1997-01-14
CIK 853020

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-Q


  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

                        OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________TO________


              COMMISSION FILE NUMBER 0-18107
                                     -------

                  MARYLAND FEDERAL BANCORP, INC.
   -------------------------------------------------------
   (Exact name of registrant as specified in its charter)

           MARYLAND                        52-1640579
-------------------------------        ---------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification Number)


3505 HAMILTON STREET, HYATTSVILLE, MD.               20782
--------------------------------------             ----------
(Address of principal executive office)            (Zip Code)

Registrant's telephone number,
  including area code:            (301) 779-1200
                                  ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     ------

    Number of Shares of Common Stock Outstanding as of
                     January 10, 1997

    TITLE OF CLASS           NUMBER OF SHARES OUTSTANDING
    --------------           ----------------------------
    Common Stock ($.01            3,146,474 Shares
   par value per share)

                                        INDEX



PART I -- FINANCIAL INFORMATION:                            PAGE

    Item 1.   Financial Statements:                         PAGE

              Consolidated Statements of Financial
              Condition as of November 30, 1996
              and February 29, 1996                           1

              Consolidated Statements of Income and
              Retained Earnings for the nine and three
              months ended November 30, 1996 and 1995         2

              Consolidated Statements of Cash Flows for
              the nine months ended November 30, 1996
              and 1995                                        3

              Notes to Consolidated Financial Statements    4-6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                    7-15


PART II -- OTHER INFORMATION:

    Item 1.   Legal Proceedings                              16

    Item 2.   Changes in Securities                          16

    Item 3.   Defaults upon Senior Securities                16

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                        16

    Item 5.   Other Information                              16

    Item 6.   Exhibits and Reports on Form 8-K               16


SIGNATURES                                                   17

         MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Unaudited)

                                               November 30,   February 29,
                                                  1996            1996
                                               -----------    ------------
                                                     (In Thousands)

ASSETS

Cash and cash equivalents                        $19,628        $27,963
Securities purchased under agreements to
    resell                                        15,330         11,034
Securities available for sale                     66,351         74,791
Securities held to maturity (fair value,
    $11,472,000 and $10,007,000, respectively)    11,465         10,072
Loans held for sale, at cost                       3,634         16,296
Loans receivable, net                            984,784        974,888
Accrued interest receivable                        5,994          6,009
Federal Home Loan Bank stock, at cost             11,277         12,514
Foreclosed real estate, net                        1,888          2,090
Premises and equipment, net                        4,766          4,829
Other assets                                       4,639          2,852
                                              ----------     ----------
              Total assets                    $1,129,756     $1,143,338
                                              ----------     ----------
                                              ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits                                        $802,099       $788,931
Advances from Federal Home Loan Bank of
    Atlanta                                      222,030        243,780
Advances from borrowers for taxes and
    insurance                                      4,131          9,124
Income taxes                                       2,348          2,143
Accrued expenses and other liabilities             6,830          5,378
                                              ----------     ----------
         Total liabilities                     1,037,438      1,049,356
                                              ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized;
   none issued                                        --             --
Common stock; $.01 par value; 15,000,000
    shares authorized; 4,002,632 and 3,821,081
    shares issued, respectively                       40             38
Additional paid-in capital                        40,556         34,917
Retained earnings, substantially restricted       65,398         67,492
Unrealized holding gains, net                      3,089          2,420
Treasury stock, at cost; 871,426 and 671,376
    shares, respectively                         (16,765)       (10,885)
                                              ----------     ----------
         Total stockholders' equity               92,318         93,982
                                              ----------     ----------
         Total liabilities and stockholders'
             equity                           $1,129,756     $1,143,338
                                              ----------     ----------
                                              ----------     ----------


See Notes to Consolidated Financial Statements.

              MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (Unaudited)

                                           Nine Months Ended November 30,        Three Months Ended November 30,
                                           ------------------------------        -------------------------------
                                                1996          1995                    1996            1995
                                           -------------  ---------------        -------------  ----------------
                                                      (In Thousands, Except Per Share Data)
Interest income:
    Loans receivable:
      First mortgage loans                    $50,589         $49,918                $16,743          $16,979
      Consumer and other loans                  5,160           3,641                  1,867            1,332
    Investment securities                       1,965           1,930                    580              597
    Mortgage-backed and related securities      3,199           3,667                  1,027            1,177
    Other interest-earning assets                 608             339                    202              130
                                              -------         -------               --------         --------
        Total interest income                  61,521          59,495                 20,419           20,215
                                              -------         -------               --------         --------
                                              -------         -------               --------         --------

Interest expense:
    Deposits                                   29,258          29,868                  9,685           10,146
    Advances from Federal Home Loan
        Bank of Atlanta                        10,152           9,292                  3,282            3,414
    Advances from borrowers for taxes
        and insurance                              23              26                      3                3
                                              -------         -------                -------         --------
         Total interest expense                39,433          39,186                 12,970           13,563
                                              -------         -------                -------         --------

Net interest income                            22,088          20,309                  7,449            6,652

Provision for loan losses                         195              50                     50               50
                                              -------         -------                -------         --------
Net interest income after provision for
    loan losses                                21,893          20,259                  7,399            6,602
                                              -------         -------                -------         --------

Noninterest income:
    Loan fees and service charges                 257             198                     83               66
    Banking service charges and fees            1,213           1,116                    461              410
    Gain on sales of first mortgage loans         501             355                    115              162
    Gain on sales of investment and
       mortgage-backed securities                  --           3,312                     --            1,879
    Other                                          78              94                      5               23
                                              -------         -------               --------         --------
         Total noninterest income               2,049           5,075                    664            2,540
                                              -------         -------               --------         --------

Noninterest expense:
    Compensation and benefits                   7,474           6,531                  2,511            2,139
    Occupancy and equipment                     2,271           2,374                    770              821
    SAIF deposit insurance premiums             6,371           1,304                  5,466              448
    Loss on foreclosed real estate, net           101             263                     60               21
    Advertising                                   434             404                    108              131
    Other                                       2,835           2,957                    971            1,032
                                              -------         -------               --------         --------
          Total noninterest expense            19,486          13,833                  9,886            4,592
                                              -------         -------               --------         --------

Income (loss) before income taxes               4,456          11,501                 (1,823)           4,550
Income tax expense (benefit)                      151           4,448                 (2,310)           1,747
                                              -------         -------               --------         --------
NET INCOME                                      4,305           7,053                    487            2,803

Retained earnings, substantially restricted:
    Balance, beginning of period               67,492          60,537                 70,311           63,955
    Stock dividend                             (4,884)             --                 (4,884)              --
    Cash dividends                             (1,515)         (1,280)                  (516)            (448)
                                              -------         -------               --------         --------
    Balance, end of period                    $65,398         $66,310                $65,398          $66,310
                                              -------         -------               --------         --------
                                              -------         -------               --------         --------

Primary earnings per share                      $1.30           $2.09                   $.16             $.83
                                              -------         -------               --------         --------
                                              -------         -------               --------         --------

See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                  Nine Months Ended November 30,
                                                  ------------------------------
                                                        1996           1995
                                                   -------------     -----------
                                                           (In Thousands)

OPERATING ACTIVITIES:
  Net income                                          $  4,305       $  7,053
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization:
      Premises and equipment                               660            827
      Other                                               (856)          (700)
    Loans originated for sale                          (54,529)       (35,386)
    Sale of loans originated for sale                   67,191         34,211
    Provision for losses on loans and foreclosed
      real estate                                          235            250
    Gain on sales of securities                             --         (3,312)
    Gain on sales of foreclosed real estate                (55)           (27)
    Deferred income taxes                                  309           (877)
    Tax benefits relating to stock options                 119            270
    Decrease (increase) in:
      Accrued interest receivable                           15           (298)
      Other assets                                      (2,002)         1,807
    Increase (decrease) in:
      Current income taxes payable                        (525)           430
      Accrued expenses and other liabilities             1,428             (1)
                                                      ---------      ---------
          Net cash provided by operating
            activities                                  16,295          4,247
                                                      ---------      ---------

INVESTING ACTIVITIES:
  Loans originated                                     (93,847)      (129,211)
  Loans purchased                                           --         (1,006)
  Principal collected on loans                          83,749         53,388
  Purchases of securities:
    Available for sale                                  (3,985)          (971)
    Held to maturity                                   (12,870)            --
  Principal collected on mortgage-backed and
    related securities                                   8,831          6,181
  Proceeds from maturities of securities:
    Available for sale                                   5,293          1,200
    Held to maturity                                    11,000         12,130
  Net decrease (increase) in securities purchased
    under agreements to resell                          (4,296)         1,305
  Decrease (increase) in Federal Home Loan Bank stock    1,237         (2,768)
  Proceeds from sales of securities available for sale
    and held to maturity                                    --          5,090
  Proceeds from sales of foreclosed real estate          1,162            387
  Purchases of premises and equipment                     (597)          (491)
                                                      ---------      ---------
          Net cash used in investing activities         (4,323)       (54,766)
                                                      ---------      ---------
FINANCING ACTIVITIES:
  Net increase in deposits                              13,168         17,361
  Proceeds from Federal Home Loan Bank advances         92,000        187,350
  Principal payments on Federal Home Loan Bank
    advances                                          (113,750)      (127,050)
  Net decrease in advances from borrowers for
    taxes and insurance                                 (4,993)        (5,650)
  Proceeds from issuance of stock under stock plans        650            596
  Purchase of treasury stock                            (5,880)            --
  Cash dividends paid                                   (1,502)        (1,212)
                                                      ---------      ---------
          Net cash provided by (used in)
             financing activities                      (20,307)        71,395
                                                      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (8,335)        20,876

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   27,963         15,775
                                                      ---------      ---------
  End of period                                        $19,628         36,651
                                                      ---------      ---------
                                                      ---------      ---------

See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION:

    In the opinion of the management of Maryland Federal Bancorp, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of November 30, 1996, and the results of its operations for the nine and three months ended November 30, 1996, and 1995, and cash flows for the nine months ended November 30, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 29, 1996. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 -- RECAPITALIZATION OF SAIF AND EFFECT OF REDUCTION IN BANK INSURANCE FUND PREMIUMS:

    Deposits of Maryland Federal Savings and Loan Association (the "Association") are currently insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF was not expected to be recapitalized until 2002 at the earliest.

    The FDIC established a new assessment rate schedule of zero to 27 basis points for BIF members which began on January 1, 1996. Under that schedule, approximately 91% of BIF members paid the lowest assessment rate of zero basis points (subject to a $2,000 minimum). With respect to SAIF member institutions, the previous assessment rate of 23 to 31 basis points applicable to SAIF member institutions had been retained.

    In order to mitigate the effect of the BIF/SAIF premium disparity, on September 30, 1996, the President signed legislation which will, among other things, recapitalize the SAIF by a one-time charge to SAIF-insured institutions of approximately $4.5 billion, or $.657 for every $100 of assessable deposits, and eventually merge the SAIF with the BIF. Based on the Association's deposits as of March 31, 1995, the Association's pro rata share of the special assessment was $5.1 million and was recognized and paid during the quarter ended November 30, 1996.

    Effective January 1, 1997, assessment rates for SAIF-insured institutions will range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for under-capitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points will be added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation debt service payments.

NOTE 3 -- DIVIDENDS:

    On November 21, 1996, the Board of Directors declared a 5% stock dividend which was payable on December 12, 1996, to the shareholders of record on December 2, 1996. Stockholders' equity as of November 30, 1996, has been adjusted for this dividend. Per share amounts in the accompanying consolidated financial statements are also based on the increased number of shares giving retroactive effect to the stock dividend. The Board also declared a $.165 per share cash dividend for the quarter payable on December 20, 1996, to the shareholders of record on December 12, 1996.

NOTE 4 -- EARNINGS PER SHARE:

    Primary earnings per share for the nine months ended November 30, 1996 and 1995 are computed based on the weighted average number of shares actually outstanding, as adjusted for the stock dividend referred to above, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 3,322,209 and 3,378,728 for the nine months ended November 30, 1996 and 1995, respectively.

    The Company has not separately reported fully diluted earnings per share since the amounts are not materially different from primary earnings per share.

NOTE 5 -- COMMON STOCK ISSUED:

    During the nine months ended November 30, 1996, 10,880, 15,000 and 2,332 shares were issued at $14.43, $22.125 and $24.00 per share ($156,998,
$331,875 and $55,968), respectively, as a result of stock options being exercised. During the nine months ended November 30, 1995, 15,050, 10,825 and 21,300 shares were issued at $7.50, $9.96 and $14.43 per share ($112,875,
$107,817 and $307,359), respectively, as a result of stock options being exercised. In addition, 4,310 shares were issued at $24.33 per share ($104,862) and 3,356 shares were issued at $20.19 per share ($67,758) through the Association's Employee Stock Purchase Plan during the nine months ended November 30, 1996 and 1995, respectively.

NOTE 6 -- TREASURY STOCK:

    During the nine months ended November 30, 1996, the Company acquired 200,050 shares of its $.01 par value common stock for a total cost of approximately $5.9 million.

NOTE 7 -- INCOME TAXES:

    During the third quarter of the current fiscal year, the Association recorded a $1.6 million adjustment to revise prior estimates in recording the tax provision.

NOTE 8 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                      Nine Months Ended November 30,
                      ------------------------------
                            1996         1995
                            ----         ----
                              (In Thousands)

Cash paid for:
  Interest                 $38,476      $38,761
  Income taxes               1,482        3,597


NOTE 9 -- NEW ACCOUNTING PRONOUNCEMENTS:

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

    Statement of Financial Accounting Standards No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", (SFAS 125) was issued in June 1996. This statement, as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", supersedes SFAS 122 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Earlier or retroactive application is not permitted. Management has not yet determined if the adoption and application of SFAS 125 will have a significant impact on the financial condition or results of operations of the Company.

NOTE 10 -- RECLASSIFICATIONS:

    Certain amounts for the nine and three months ended November 30, 1995 have been reclassified for comparative purposes.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION

    Assets. Total assets as of November 30, 1996 decreased $13.6 million or 1.2% to $1.13 billion as compared to February 29, 1996. This decrease was primarily due to decreases of $8.3 million or 29.8% in cash and cash equivalents, $8.4 million or 11.3% in securities available for sale, $2.8 million or 0.3% in loans receivable, net (including loans held for sale, at cost), and $1.2 million or 9.9% in Federal Home Loan Bank stock, at cost. These decreases were partially offset by increases of $4.3 million or 38.9% in securities purchased under agreements to resell, $1.8 million or 62.7% in other assets, and $1.4 million or 13.8% in securities held to maturity. The decrease in securities available for sale was primarily due to normal principal repayments received on mortgage-backed and related securities and maturities which were used to fund the repurchase of shares of common stock of the Company. The decrease in cash and cash equivalents was primarily due to management's decision to use the Association's liquidity to invest in securities purchased under agreements to resell, pay the one-time FDIC special assessment to recapitalize the SAIF, and reduce borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

    Liabilities. Total liabilities as of November 30, 1996 decreased $11.9 million or 1.1% to $1.04 billion as compared to February 29,

1996. This decrease was primarily due to decreases of $21.8 million or 8.9% in advances from FHLB and $5.0 million or 54.7% in advances from borrowers for taxes and insurance. These decreases were partially offset by increases of $13.2 million or 1.7% in deposits and $1.5 million or 27.0% in accrued expenses and other liabilities. The decrease in FHLB advances was the result of management's decision to utilize the Association's cash flow to reduce borrowings during the nine months ended November 30, 1996. The decrease in advances from borrowers for taxes and insurance was the result of real estate taxes paid, during the quarter ended November 30, 1996, on behalf of borrowers for properties pledged against mortgage loans.

    Stockholders' equity. Stockholders' equity decreased by $1.7 million or 1.8% to $92.3 million at November 30, 1996, versus $94.0 million at February 29, 1996. Such decrease primarily reflects the repurchase of shares of the Company's common stock for $5.9 million, which more than offset net income of $4.3 million earned during the nine months ended November 30, 1996, and a $669,000 increase in unrealized holding gains, net, on securities available for sale.

RESULTS OF OPERATIONS

    Maryland Federal reported net income of $4.3 million and $7.1 million during the nine months ended November 30, 1996 and 1995, respectively. Net income decreased by $2.7 million or 39.0% during the nine months ended November 30, 1996, as compared to the same period in 1995. This decrease was the result of a $3.0 million decrease in noninterest income, and increases of $5.7 million in noninterest expense and $145,000 in provision for loan losses, which more than offset an increase of $1.8 million in net interest income, and a decrease of $4.3 million in income tax expense, during the nine months ended November 30, 1996 as compared to the same period in 1995.

    During the three months ended November 30, 1996 and 1995, Maryland Federal reported net income of $487,000 and $2.8 million, respectively. Net income decreased by $2.3 million or 82.6% during the three months ended November 30, 1996 as compared to the same period in 1995. This decrease was the result of a $1.9 million decrease in noninterest income and a $5.3 million increase in noninterest expense, which more than offset a $797,000 increase in net interest income and a $4.1 million decrease in income tax expense, during the three months ended November 30, 1996, as compared to the same period in 1995.

Net Interest Income

    Net interest income increased by $1.8 million or 8.8% and $797,000 or 12.0% for the nine and three months ended November 30, 1996, respectively, as compared to the same periods in 1995, respectively. The increase for the nine months ended November 30, 1996 was primarily the result of a $7.4 million increase in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1995, coupled with a 12 basis point net increase in the average yield earned on interest-earning assets over the average rate paid on interest-bearing liabilities ("interest rate spread"). The increase for the three months ended November 30, 1996 was primarily the result of a $2.9 million increase in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1995, coupled with a 28 basis point net increase in the interest rate spread.

Interest Income

    Loans receivable. During the nine months ended November 30, 1996, interest earned on loans receivable increased by $2.2 million or 4.1%, as compared to the same period in 1995. This increase was primarily the result of a $48.1 million or 5.1% increase in the average balance of loans receivable, which more than offset a 7 basis point decrease in the average yield earned thereon to 7.49%. During the three months ended November 30, 1996, interest earned on loans receivable increased by $299,000 or 1.6%, as compared to the same period in 1995. This increase was the result of a $21.0 million or 2.2% increase in the average balance of loans receivable, which more than offset a 4 basis point decrease in the average yield earned thereon to 7.48%. The increase in the average balance of loans receivable reflects the high demand in loan originations for first mortgage loans and consumer and other loans.

    Mortgage-backed and related securities. During the nine and three months ended November 30, 1996, interest earned on mortgage-backed and related securities decreased by $468,000 or 12.8% and $150,000 or 12.7%, respectively, as compared to the same periods in 1995. These decreases were the result of a $9.5 million or 13.2% and a $9.0 million or 12.9% decrease in the average balance of mortgage-backed and related securities, respectively, during the nine and three months ended November 30, 1996 as compared to the same periods in 1995, which more than offset a 3 and 1 basis point increase in the average yield earned thereon to 6.79% for both the nine and three months ended November 30, 1996. The decrease in the average balance of such securities reflects principal repayments received on such securities.

    Investment securities and other interest-earning assets. Interest on investment securities and other interest-earning assets increased by $304,000 or 13.4% during the nine months ended November 30, 1996, as compared to the same period in 1995. This increase was primarily the result of a $9.6 million or 19.1% increase in the average balance of investment securities and other interest-earning assets, which more than offset a 29 basis point decrease in the average yield earned on such assets during the nine months ended November 30, 1996, as compared to the same period in 1995. During the three months ended November 30, 1996, interest earned on investment securities and other interest-earning assets increased by $55,000 or

7.6%, as compared to the same period in 1995. This increase was primarily the result of a $4.0 million or 8.1% increase in the average balance of investment securities and other interest-earning assets, which more than offset a 2 basis point decrease in the average yield earned on such assets, during the three months ended November 30, 1996, as compared to the same period in 1995. The increase in the average balance of investment securities and other interest-earning assets reflects management's decision to utilize the Association's liquidity to invest in securities purchased under agreements to resell and securities held to maturity during both the nine and three months ended November 30, 1996 as compared to the same periods in 1995.

Interest Expense

    Deposits. Interest expense on deposits during the nine and three months ended November 30, 1996, decreased by $610,000 or 2.0% and $461,000 or 4.5%, respectively, as compared to the same periods in 1995. These decreases, during the nine and three months ended November 30, 1996, were primarily the result of a 20 and 34 basis point decrease in the average rate paid on such deposits, respectively, which more than offset increases of $13.1 million or 1.7% and $13.0 million or 1.7%, respectively, in the average balance of such deposits as compared to the same periods in 1995.

    Borrowed funds. During the nine months ended November 30, 1996, interest expense on borrowed funds (including advances from borrowers for taxes and insurance) increased by $857,000 or 9.2%, as compared to the same period in 1995. This increase was primarily due to a $27.6 million or 13.6% increase in the average balance of such funds, which more than offset a 25 basis point decrease in the average rate paid on such funds during the nine months ended November 30, 1996, as compared to the same period in 1995. During the three months ended November 30, 1996, interest expense on borrowed funds decreased by $132,000 or 3.9% as compared to the same period in 1995. This decrease was primarily due to a 26 basis point decrease in the average interest rate paid on such funds, which more than offset an increase of $201,000 or 0.1% in the average balance of such funds during the three months ended November 30, 1996, as compared to the same period in 1995.

Provision for Loan Losses

    Loan review procedures are utilized by the Association in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Association's earnings. During the nine and three months ended November 30, 1996, the Association's provision for loan losses totaled $195,000 and $50,000, respectively, as compared to the $50,000 provision for loan losses made during the nine and three months ended November 30, 1995.

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

    As of November 30, 1996, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $3.9 million ($3,807,000 of which consist of first mortgage loans, with the remaining $44,000 consisting of consumer and other loans) and represented 0.39% of total loans receivable. At February 29, 1996, non-performing loans totaled $3.4 million ($3,333,000 of which consist of first mortgage loans, with the remaining $53,000 consisting of consumer and other loans) and represented 0.34% of total loans receivable. As of November 30, 1996, the allowance for loan losses amounted to $4.6 million and represented 118.5% of non-performing loans. At February 29, 1996, the allowance for loan losses amounted to $4.5 million and represented 132.1% of non-performing loans.

Noninterest Income

    Total noninterest income decreased by $3.0 million or 59.6% and $1.9 million or 73.9% during the nine and three months ended November 30, 1996, respectively, as compared to the same periods in 1995. During the nine months ended November 30, 1996, the decrease was the result of a $3.3 million or 100.0% decrease in gain on sales of investment and mortgage-backed securities and a decrease of $16,000 or 17.0% in other noninterest income, which more than offset increases of $146,000 or 41.1% in gain on sales of first mortgage loans, $97,000 or 8.7% in banking service charges and fees, and $59,000 or 29.8% in loan fees and service charges, as compared to the same period in 1995.

    During the three months ended November 30, 1996, the decrease was the result of a $1.9 million or 100.0% decrease in gain on sales of investment and mortgage-backed securities, a $47,000 or 29.0% decrease in gain on sales of first mortgage loans, and an $18,000 or 78.3% decrease in other noninterest income, which more than offset increases of $51,000 or 12.4% in banking service charges and fees, and $17,000 or 25.8% in loan fees and service charges, as compared to the same period in 1995. There were no sales of securities during the nine and three months ended November 30, 1996.

Noninterest Expense

    Total noninterest expense increased by $5.7 million or 40.9% and $5.3 million or 115.3% for the nine and three months ended November 30, 1996, respectively, as compared to the same periods in 1995. The components of noninterest expense are discussed below.

    Compensation and benefits. During the nine and three months ended November 30, 1996, compensation and benefits increased by $943,000 or 14.4% and $372,000 or 17.4%, respectively, as compared to the same periods in 1995, due primarily to increases in retirement benefit expense, annual salary adjustments and expenses incurred related to temporary personnel.

    Occupancy and equipment. Occupancy and equipment expense decreased $103,000 or 4.3% and $51,000 or 6.2%, during the nine and three months ended November 30, 1996, respectively, as compared to the same periods in 1995. Such decreases were primarily the effect of relocating branch and loan production offices to more suitable and less expensive locations and the closing of one branch office during the previous fiscal year.

    SAIF deposit insurance premiums. During the nine and three months ended November 30, 1996, SAIF deposit insurance premiums paid to the FDIC increased $5.1 million and $5.0 million, respectively, as compared to the same periods in 1995, due primarily to a $5.1 million special assessment recognized and paid during the quarter ended November 30, 1996, to recapitalize the SAIF. Effective January 1, 1997, the Association's SAIF insurance assessment rate will be reduced from 23 to 6.4 basis points. Based upon the approximate $800 million of assessable deposits at November 30, 1996, the Association would expect to pay approximately $1.3 million less in insurance premiums during 1997.

    Loss on foreclosed real estate, net. During the nine months ended November 30, 1996, loss on foreclosed real estate, net, decreased by $162,000 or 61.6%, as compared to the same period in 1995. This decrease was primarily the result of a $160,000 decrease in provisions made for possible losses on foreclosed real estate as compared to the same period in 1995. During the three months ended Novemebr 30, 1996, loss on foreclosed real estate increased by $39,000 or 185.7% as compared to the same period in 1995. This increase was primarily the result of an increase of $40,000 in the provisions made for possible losses on foreclosed real estate during the three months ended November 30, 1996, as compared to the same period in 1995.

    Advertising. During the nine months ended November 30, 1996, advertising expense increased by $30,000 or 7.4% as compared to the same period in 1995. During the three months ended November 30, 1996, advertising expense decreased by $23,000 or 17.6% as compared to the same period in 1995.

    Other. During the nine and three months ended November 30, 1996, other noninterest expense decreased by $122,000 or 4.1% and $61,000 or 5.9%, respectively, as compared to the same periods in 1995. These decreases were primarily due to expenses incurred for relocating branch offices during the nine and three months ended November 30,

1995. Such expenses include new supplies, moving expense, printing, postage and telephone expense. No such branch offices were relocated during the comparable periods in 1996.

Income Taxes

    During the nine months ended November 30, 1996, the Company recognized a provision for income taxes of $151,000 as compared to $4.4 million during the same period in 1995. During the three months ended November 30, 1996, the Company recognized an income tax benefit of $2.3 million as compared to an income tax expense of $1.7 million during the same period in 1995. During the nine and three months ended November 30, 1996, income tax expense decreased by $4.3 million and $4.1 million, respectively, as compared to the same periods in 1995. These decreases were primarily a result of the one-time special assessment to recapitalize the SAIF, and a $1.6 million adjustment to revise prior estimates in recording the tax provision, both of which occurred during the third quarter of the current fiscal year.

CAPITAL ADEQUACY

    The Association is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At November 30, 1996, the Association had tangible capital equal to 7.65% of adjusted total assets, core capital equal to 7.65% of adjusted total assets and total capital equal to 15.17% of risk-weighted assets.

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

    To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At November 30, 1996, the Association was considered to be "well capitalized."

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

    At November 30, 1996, the Association had $1.6 million of undisbursed loan funds and $48.3 million in approved loan commitments. These commitments were partially offset by $9.3 million in forward commitments to sell. The Association anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by November 30, 1997 is $457.2 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Association.

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles, which typically require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

    Virtually all of the assets and liabilities of Maryland Federal are monetary in nature. As a result, interest rates have a more significant impact on Maryland Federal's performance than the general level of inflation.
 Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

PART II -- OTHER INFORMATION:


Item 1 -- Legal Proceedings
          -----------------
          The Company is not involved in any pending legal proceedings other than routine, nonmaterial legal proceedings occurring in the ordinary course of business.

Item 2 -- Changes in Securities
          ---------------------
          Not Applicable

Item 3 -- Defaults upon Senior Securities
          -------------------------------
          Not Applicable

Item 4 -- Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not Applicable

Item 5 -- Other Information
          -----------------
          Not Applicable

Item 6 -- Exhibits and Reports on Form 8-K
          --------------------------------
          Not Applicable

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MARYLAND FEDERAL BANCORP, INC.



Date: JANUARY 14, 1997      By:/s/ Robert H. Halleck
      ---------------          ------------------------------
                               Robert H. Halleck, President
                                 and Chief Executive Officer

Date: JANUARY 14, 1997      By:/s/ Lynn B. Hounslow
      ---------------          ------------------------------
                               Lynn B. Hounslow, Senior
                               Vice President, Treasurer,
                               Chief Financial Officer and
                               Principal Accounting Officer