Form 10-K405
period 1997-02-28
MARYLAND FEDERAL BANCORP INC
filed 1997-05-29
CIK 853020

                           SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

   /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended February 28, 1997

                                       OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                             Commission file number:  0-18107

                           MARYLAND FEDERAL BANCORP, INC.
               -----------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


                     MARYLAND                             52-1640579
           ----------------------------             --------------------------
           (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)           Identification Number)


               3505 HAMILTON STREET
              HYATTSVILLE, MARYLAND                         20782
           ----------------------------             --------------------------
                  (Address)                              (Zip Code)


            Registrant's telephone number, including area code: (301) 779-1200

               Securities registered pursuant to Section 12(b) of the Act:
                                        Not Applicable

               Securities registered pursuant to Section 12(g) of the Act:


                                Preferred Stock Purchase Rights
                             Common Stock (par value $.01 per share)
                             ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of April 25, 1997, the aggregate value of the 3,002,373 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 202,112 shares held by all directors and officers of the Registrant as a group, was approximately $105,083,055. This figure is based on the closing price of $35.00 per share of the Registrant's Common Stock on April 25, 1997.

Number of shares of Common Stock outstanding as of April 25, 1997: 3,204,485


                          DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    (1) Portions of the Annual Report to Stockholders for the fiscal year ended February 28, 1997 are incorporated into Part II, Items 5-8 of this Form 10-K.

    (2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I

Item 1. Business.

                                       GENERAL

    Maryland Federal Bancorp, Inc. ("MFB" or the "Company") was incorporated under the laws of the State of Maryland in June 1989 and is the unitary savings and loan holding company and sole stockholder of Maryland Federal Savings and Loan Association ("Maryland Federal" or the "Association"). The Company does not presently own or operate any subsidiary except for the Association. Maryland Federal's business is conducted through 26 branch offices located in Prince George's, Montgomery, Charles, Calvert and Anne Arundel counties, Maryland, five loan production offices, and one wholly-owned subsidiary. The principal executive offices of both the Company and the Association are located at 3505 Hamilton Street, Hyattsville, Maryland 20782, and their telephone number is
(301) 779-1200.

    On a consolidated basis, at February 28, 1997, MFB had total assets of $1.13 billion, total liabilities of $1.03 billion and total stockholders' equity of $95.3 million or $29.67 per share based on 3,210,150 shares of common stock outstanding. MFB had net income of $6.5 million for the year ended February 28, 1997.

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

                               LENDING ACTIVITIES

    Loan and Mortgage-backed Security Portfolio Composition. Maryland Federal's net loan and mortgage-backed security portfolio totalled $1.06 billion at February 28, 1997, representing 93.6% of the Company's $1.13 billion of total assets at that date. The Association's total loan portfolio at February 28, 1997 consisted primarily of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). In addition, the Association maintains a portfolio of mortgage-backed securities, which consists primarily of Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") participation certificates. GNMA certificates are guaranteed by the full faith and credit of the United States while FHLMC and FNMA certificates are guaranteed by those quasi-governmental agencies.

    At February 28, 1997, single-family residential loans comprised the largest group of loans, amounting to $954.8 million or 89.5% of the gross loan and mortgage-backed securities portfolio. The Association also had $64.4 million of mortgage-backed securities, which accounted for 6.0% of the gross loan and mortgage-backed securities portfolio at such date. Construction loans at such date amounted to $6.8 million or 0.6% of the gross loan and mortgage-backed securities portfolio. Commercial real estate loans accounted for substantially all of the remainder of the loan portfolio, amounting to $34.8 million or 3.3% of the gross loan and mortgage-backed securities portfolio at February 28, 1997.

    In recent years, management of Maryland Federal has increased the origination of adjustable-rate and/or short-term loans, which included primarily adjustable-rate mortgage loans ("ARMs"). Since fiscal 1991, the Association has focused on its origination of second mortgages and home equity lines of credit due to the shorter terms and the low level of credit risk associated with such loans. The origination of ARMs, commercial loans, consumer loans and construction loans accounted for 77.7%, 50.7% and 65.7% of total loans originated in fiscal 1995, 1996 and 1997, respectively.

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. It is the Association's policy to limit its origination of commercial real estate loans.

    The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                         FEBRUARY 28,             FEBRUARY 29,            FEBRUARY 28,
                                             1997                     1996                    1995
                                   -----------------------  -----------------------  -----------------------
                                      AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT     PERCENT
                                   ------------  ---------  ------------  ---------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS)
Real estate loans:
  Permanent loans:
    Single-family(1).............  $    954,750       89.5% $    947,995       88.8% $  855,857       86.8%
    Multi-family.................         2,081        0.2         2.472        0.2       2,662        0.3
    Commercial(2)................        34,833        3.3        41,824        3.9      40,731        4.1
    Land.........................            --         --            --         --          --         --
  Construction loans:
    Single-family................         6,846        0.6         2,815        0.3       1,244        0.1
    Other property...............            --         --         2,344        0.2       7,315        0.7
Mortgage-backed securities.......        64,415        6.0        66,491        6.2      75,804        7.7
Consumer and other loans.........         4,010        0.4         4,232        0.4       2,997        0.3
                                   ------------  ---------  ------------  ---------  ----------  ---------
Total gross loans and
  mortgage-backed securities
  receivable.....................     1,066,935     100.00%    1,068,173     100.00%    986,610     100.00%
                                                 =========                =========              =========
Less:
  Undisbursed portion of mortgage
    loans........................         3,240                    1,722                  2,728
  Unamortized premiums and
    discounts, net...............           653                      783                  1,010
  Net deferred loan fees.........         2,356                    3,815                  4,284
  Allowance for loan losses......         4,599                    4,474                  4,424
                                   ------------             ------------             ----------
  Total loans and mortgage-backed
    securities receivable, net...  $  1,056,087             $  1,057,379             $  974,164
                                   ============             ============             ==========

                                        FEBRUARY 28,             FEBRUARY 28,
                                            1994                     1993
                                   -----------------              -----------
                                     AMOUNT      PERCENT      AMOUNT       PERCENT
                                   ----------  -----------  -----------  ----------
                                                (DOLLARS IN THOUSANDS)
Real estate loans:
  Permanent loans:
    Single-family(1).............  $  656,833        86.5%  $596,508       83.0%
    Multi-family.................       2,740         0.4      2,807        0.4
    Commercial(2)................      36,548         4.8     39,252        5.5
    Land.........................       1,542         0.2      1,583        0.2
  Construction loans:
    Single-family................       6,485         0.9     11,581        1.6
    Other property...............       7,849         1.0      8,447        1.2
Mortgage-backed securities.......      44,200         5.8     53,672        7.4
Consumer and other loans.........       2,788         0.4      5,113        0.7
                                   ----------       -----  ---------  ---------
Total gross loans and
  mortgage-backed securities
  receivable.....................     758,985       100.0%   718,963      100.0%
                                                    =====             =========
Less:
  Undisbursed portion of mortgage
    loans........................       8,609                 11,135
  Unamortized premiums and
    discounts, net...............       1,025                  1,581
  Net deferred loan fees.........       4,065                  4,065
  Allowance for loan losses......       4,187                  4,267
                                   ----------              ---------
Total loans and mortgage-backed
  securities receivable, net.....  $  741,099             $  697,915
                                   ==========              =========

------------------------

(1) Includes $96.1 million, $69.7 million, $51.9 million, $40.9 million and $40.6 million of second-mortgage loans and home equity lines of credit at each of the respective dates.

(2) Includes $14.0 million, $13.6 million, $12.5 million, $10.8 million and $6.4 million of single-family, non-owner occupied rental properties at each of the respective dates.

    Contractual Maturities of Loans. The following table sets forth the scheduled contractual maturities of the Association's loans and mortgage-backed securities at February 28, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                                                              AMOUNTS DUE
                                                                      ---------------------------
                                                       BALANCE AT                  AFTER ONE YEAR
                                                      FEBRUARY 28,    IN ONE YEAR   THROUGH FIVE   AFTER FIVE
                                                          1997          OR LESS        YEARS         YEARS
                                                    ----------------  -----------  --------------  ----------
                                                                            (IN THOUSANDS)
Real estate loans(1)(2):
  Fixed-rate......................................    $    431,469     $   6,238     $   51,220    $  374,011
  Adjustable-rate.................................         620,659         1,067          4,771       614,821
Consumer and other loans..........................           3,959           158          3,475           326
                                                    ----------------  -----------       -------    ----------
Total loans and mortgage-backed securities,           $  1,056,087     $   7,463     $   59,466    $  989,158
  net(3)(4)                                         ================  ===========       =======    ==========


------------------------

(1) Includes single and multi-family residential mortgage loans, loans on income-producing property secured by other real estate, construction and commercial business loans secured by real estate and mortgage-backed securities.

(2) Construction loans, net of undisbursed portion, totalled $3.6 million at February 28, 1997, $1.1 million of which are scheduled to convert to permanent loans in fiscal 1998.

(3) Net of undisbursed portion of mortgage loans, unamortized premiums and discounts, net deferred loan fees and allowance for loan losses.

(4) Of the total loans due to mature after February 28, 1998, $429.0 million have fixed rates of interest and $619.6 million have adjustable or floating rates of interest.

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

    Residential real estate loans are originated by the Association through its branch offices as well as by a team of commissioned loan officers, working out of the Company's five loan production offices. Loan approvals are the responsibility of personnel who are compensated on a non-incentive basis. Residential and commercial real estate loan originations have been attributable to referrals from real estate brokers and builders, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to walk-in customers.

    Maryland Federal sells whole loans and participations in loans to other financial institutions and institutional investors. All of such loans have consisted of long-term, fixed-rate mortgages. The Association sold $39.2 million, $54.5 million and $78.6 million of such loans during fiscal 1995, 1996 and 1997, respectively, exclusive of loans exchanged for mortgage-backed securities. The Association was servicing approximately $34.7 million of loans for others at February 28, 1997. As of February 28, 1997, the Association had commitments to sell loans totalling approximately $6.8 million.

    The Association has also purchased whole loans in the secondary market in order to increase the diversity of its portfolio and provide it with assets which are consistent with its asset and liability management goals. The Association buys both fixed-rate and adjustable-rate mortgages from mortgage bankers on a servicing released basis, depending on the market at the time of purchase. These loans, each of which is individually underwritten by the Association, are secured by properties located in the Washington, D.C., Maryland and Virginia metropolitan areas. Whole loan purchases amounted to $71.5 million, $1.0 million and $-0- during fiscal 1995, 1996 and 1997, respectively. During fiscal 1995, 1996 and 1997, the Association also purchased $41.7 million, $-0-, and $9.9 million, respectively, of mortgage-backed securities. The purchase of mortgage-backed securities is intended to supplement the Association's investment in loans receivable.

    The following table sets forth the Association's loan and mortgage-backed security originations, purchases, sales and principal repayments during the periods indicated.

                                                                                         YEAR ENDED
                                                                          ----------------------------------------
                                                                          FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                                       (IN THOUSANDS)
Gross loans and mortgage-backed securities at beginning of period.......  $  1,068,173  $    986,610   $  758,985
                                                                          ------------  ------------  ------------
Loans originated:
 Real estate loans:
  Permanent loans:
   Single-family (adjustable-rate)......................................       118,693       103,341      169,867
   Single-family (fixed-rate)...........................................        65,615       109,825       52,713
   Commercial...........................................................            --         5,435        9,803
  Construction loans....................................................         5,100           941        2,614
                                                                          ------------  ------------  ------------
    Total real estate loans originated..................................       189,408       219,542      234,997
 Consumer and other loans...............................................         1,759         3,331        1,785
                                                                          ------------  ------------  ------------
   Total loans originated...............................................       191,167       222,873      236,782
                                                                          ------------  ------------  ------------
Loans and mortgage-backed securities purchased:
 Whole loans............................................................            --         1,006       71,535
 FHLMC participation certificates.......................................         1,980            --       10,100
 GNMA participation certificates........................................         7,945            --       10,196
 FNMA participation certificates........................................            --            --       21,364
                                                                          ------------  ------------  ------------
   Total loans and mortgage-backed securities purchased.................         9,925         1,006      113,195
                                                                          ------------  ------------  ------------
   Total loans and mortgage-backed securities originated and purchased..       201,092       223,879      349,977
                                                                          ------------  ------------  ------------
Loans transferred to foreclosed real estate.............................         1,229           281          632
Loans sold..............................................................        78,615        54,521       14,219
Loans repaid............................................................       122,486        87,514      107,501
   Total loans transferred to foreclosed real estate, sold and repaid...       202,330       142,316      122,352
                                                                          ------------  ------------  ------------
Net loan activity.......................................................        (1,238)       81,563      227,625
                                                                          ------------  ------------  ------------
Gross loans and mortgage-backed securities at the end of period.........     1,066,935     1,068,173      986,610
Less:
 Undisbursed portion of mortgage loans..................................         3,240         1,722        2,728
 Unamortized premiums and discounts, ne.................................           653           783        1,010
 Net deferred loan fees.................................................         2,356         3,815        4,284
 Allowance for loan losses..............................................         4,599         4,474        4,424
                                                                          ------------  ------------  ------------
Net loans and mortgage-backed securities at the end of period...........  $  1,056,087  $  1,057,379   $  974,164
                                                                          ============  ============  ============

    Loan Underwriting Policies. The Board of Directors has authorized the Loan Committee of the Association (comprised of the President and Chief Executive Officer (Chairman), Executive Vice President, Senior Vice President and Chief Loan Officer) to approve any real estate secured loan or investment of $500,000 or less. All actions of the Loan Committee are promptly reported to and ratified by the Board of Directors. The President of the Association has the authority to approve any other loan up to $500,000 which is secured by collateral other than real estate. Residential loans will generally be originated in amounts up to the limits established from time to time by the FNMA and FHLMC for secondary market resale purposes. This amount is presently $214,600 for single-family, fixed-rate residential loans.

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

    Maryland Federal is permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Association is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The Association's lending policy requires private mortgage insurance when the loan-to-value ratio exceeds 80%. The Association generally lends up to 95% of the appraised value of single-family residential dwellings when the required private mortgage insurance is obtained. Management believes, however, that a substantial portion of its portfolio is significantly below an 80% loan-to-value ratio. The Association estimates that approximately 16% of its gross loan portfolio at February 28, 1997 is covered by private mortgage insurance. The Association generally lends up to 75% of the appraised value of the properties securing its commercial real estate and multi-family residential loans and 70% of the appraised value for construction loans.

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

    Based on the 15% of unimpaired capital and surplus standard, the maximum amount which the Association could have loaned to one borrower and the borrower's related entities at February 28, 1997 was approximately $13.8 million. At such date, the largest aggregate amount of loans by the Association to any one borrower, including related entities, consisted of $5.1 million of permanent loans secured by rental townhouses and single-family homes located in Prince George's and Montgomery Counties, Maryland and Northern Virginia.

    Residential Real Estate Lending. The Association has offered ARMs since 1978 and, when market conditions and certain competitive market pressures in the Association's primary market area have permitted, has emphasized their origination rather than that of long-term, fixed-rate loans. The origination of ARMs represented 76.3%, 48.5% and 64.4% of the Association's total originations of conventional single-family residential mortgages in fiscal 1995, 1996 and 1997, respectively. ARMs (including mortgage-backed securities) accounted for approximately $620.7 million or 58.8% of the Association's net loan portfolio (including mortgage-backed securities) at February 28, 1997.

    Some ARMs currently offered by Maryland Federal have up to 30-year terms and interest rates which adjust every one or three years based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one or three years, respectively, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2% per year, with a limit of 6% over the life of the loan. No downward adjustments below the interest rate at the time of origination are permitted. These loans currently contain provisions permitting them to be converted to fixed-rate loans at the first adjustment date. If the borrower converts the loan, the Association will usually sell such loan into the secondary market. The Association does not offer ARMs with negative amortization. Since fiscal 1992, the Association has also originated adjustable-rate mortgage loans which adjust to a fixed-rate loan upon either the fifth or seventh year at a rate based on a margin of 5/8ths of one percent over the FHLMC's 60-day delivery rate for conventional single-family home loans. The rate then remains constant for the remaining life of the loan. Upon repricing, these loans, in addition to those originated or acquired with the intent to sell, may also be sold and will be recorded at the lower of cost or fair value at such time. The Association has experienced changing demands for ARMs as a result of fluctuations in interest rates, but expects to continue to emphasize ARMs as market conditions permit in order to reduce the impact on its operations of rapid increases in market rates of interest. Such loans, however, generally do not adjust as rapidly as changes in the Association's cost of funds.

    Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. The Association estimates that its residential mortgage loans generally remain outstanding for an average of approximately eight years. At February 28, 1997 approximately $431.5 million or 40.9% of the Association's net loan portfolio consisted of long-term, fixed-rate residential mortgage loans (including mortgage-backed securities).

    The Association also occasionally originates loans on multi-family residential properties and will continue to do so if and when favorable lending opportunities are presented. Multi-family residential mortgage loans are primarily secured by multi-family rental units. Generally, such loans are originated with fixed-rates of interest set at specified margins above the one- and three-year treasury bill yields, and with 25- or 30-year amortization schedules. The Association generally will not originate such loans with a loan-to-value ratio of greater than 75%. The majority of the loans include a one or five year balloon payment provision. In addition, such loans are usually required to have a minimum debt service coverage of 1.15% at the time of origination.

    The Association makes second mortgage loans and home equity loans only where the first plus these mortgages in the aggregate do not exceed 90% of the value of the property securing the loan. Maryland Federal's standard underwriting procedures are used in evaluating these loans. At February 28, 1997, $44.4 million or 4.2% of the Association's gross loan and mortgage-backed securities portfolio consisted of second mortgage loans, compared to $48.3 million or 4.6% at February 29, 1996. At February 28, 1997, $51.7 million or 4.8% of the Association's gross loan and mortgage-backed securities portfolio consisted of home equity loans compared to $21.4 million or 2.0% at February 29, 1996.

    Construction Lending. The Association provides both fixed-rate and floating-rate residential and commercial construction loans. Generally, construction loans are made with terms not exceeding 24 months. Interest rates on construction loans are currently set at floating rates above The Wall Street Journal prime rate for either a residential or commercial real estate loan. The interest rate adjusts monthly. Advances are made on a percentage of completion basis usually consisting of four draws after receipt of an architect's or engineer's certification and approval by the Association's inspector. Most construction loans are floating-rate balloon loans. Construction loans are usually made only when the Association will provide the permanent financing. In all cases, there must be permanent financing before the loan is originated. The Association reclassifies construction loans as either residential or commercial real estate loans at the time of completion of the construction project, depending upon the nature of the property which will secure the permanent loan. As of February 28, 1997, $6.8 million or 0.6% of Maryland Federal's gross loan and mortgage-backed securities portfolio consisted of construction loans, 100% of which consisted of loans on one- to four-family residential properties.

    The Association continues to offer construction loans because of the short terms and higher interest rates associated with such loans. During fiscal 1997, the Association's origination of construction loans amounted to $5.1 million, as compared to $900,000 during fiscal 1996 and $2.6 million during fiscal 1995. At February 28, 1997, the Association's construction loans varied in size from $100,000 to $4.4 million. The Association's construction loans have been for the construction of small shopping centers, office buildings and small residential subdivisions in the Association's market area. As of February 28, 1997, the Association's construction loan portfolio was comprised of 9 loans to separate borrowers in the aggregate amount of $6.8 million, of which the Association had undisbursed funds of $3.2 million. As of February 28, 1997, the largest loan consisted of a $4.4 million loan for the construction of residential townhouses located in Prince George's County, Maryland. The Association may make additional loans to such borrowers in the future.

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

    Commercial Real Estate Lending. At February 28, 1997, the Association had $34.8 million or 3.3% of its gross loan and mortgage-backed securities portfolio invested in commercial real estate loans, substantially all of which are short-term loans. The Association rarely has originated, and does not intend to emphasize in the future, the origination of land acquisition and development loans. The commercial real estate loans originated by the Association are primarily secured by small strip shopping centers, motels, mini-warehouses, townhouse office units and apartment buildings. These loans are generally three- to five-year balloon loans, amortized over 30 years, and require a 1.15% debt service coverage at the time of origination. Commercial real estate loans are not originated with more than a 75% loan-to-value ratio and personal guarantees are obtained to the extent possible.

    There were no originations of commercial real estate loans during fiscal 1997 compared to $5.4 million during fiscal 1996 and $9.8 million during fiscal 1995. As of February 28, 1997, the Association's largest commercial real estate loan consisted of a $5.0 million loan secured by three office park buildings located in Riverdale, Maryland. It is the present intention of management that all such loans will be secured by properties in the Association's market area and that commercial real estate loans will not exceed 10% of the total loan portfolio.

    Although FIRREA reduced the limit on loans to any one borrower to an amount generally equal to 15% of the Association's unimpaired capital and surplus, subject to certain limited exceptions, which limit was approximately $13.8 million at February 28, 1997, the Association typically has not originated loans to any one borrower or project in excess of $5.0 million for its own portfolio. FIRREA also reduced the amount which a federally chartered savings institution may invest in loans secured by non-residential real estate to four times the Association's capital (subject to certain exceptions), which limit was $366.9 million at February 28, 1997. This limit is not expected to have any effect on Maryland Federal's commercial real estate lending activities.

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

    Commercial Business Lending. Federal laws and regulations also authorize the Association to make secured or unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 20% of the Association's assets, provided that any amounts in excess of 10% of the Association's assets be used only for small business loans. In addition, another 10% of total assets may be invested in commercial equipment and consumer leasing, and the Association may use any or all of the 35% consumer category described below for inventory and floor plan financing. As of February 28, 1997, the Association did not have any commercial business loans outstanding and the Association has no present plans with respect to engaging in such lending in the future.

    Consumer Lending. Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the institution's total assets. At February 28, 1997, consumer loans accounted for $4.0 million or 0.4% of the Association's gross loan and mortgage-backed securities portfolio.

    In past years, the Association has originated consumer loans in order to provide a range of financial services to its customers and because the shorter terms and typically higher interest rates on such loans help the Association maintain a profitable spread between its average loan yield and its cost of funds. The Association currently offers automobile loans, overdraft lines of credit, loans secured by savings accounts and unsecured personal loans. Consumer loan originations during fiscal years 1995, 1996 and 1997 were $1.8 million, $3.3 million and $1.8 million, respectively, of which automobile loan originations amounted to $1.0 million, $1.5 million and $1.3 million, respectively, during such periods.

    In 1985, the Association began originating automobile loans. Such loans are generally originated with terms of four years for up to 90% of the purchase price of a new car or 80% of the "Blue Book" value or purchase price, whichever is less, in the case of a used car. Automobile loan rates are determined based upon general market conditions and competition in the market for such loans. Such loans amounted to $2.4 million at February 28, 1997. The weighted average interest rate on automobile loans was 7.76% at February 28, 1997.

    During fiscal 1995, the Association began originating unsecured personal loans in amounts up to $10,000. At February 28, 1997, unsecured personal loans amounted to $1.3 million. During fiscal 1997, the Association reintroduced secured savings loans. At February 28, 1997, secured savings loans amounted to $137,000.

    The Association does not intend to continue its emphasis on consumer lending. Such lending, when it involves loans on automobiles, can entail greater risks than single-family residential lending due to the nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, personal bankruptcy and adverse economic conditions. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. However, the Association believes its use of detailed loan and credit applications and investigations reduces this risk and the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Net charge-offs of consumer loans during fiscal 1997, 1996 and 1995 amounted to approximately $131,000, $25,000 and $4,000, respectively.

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

    If foreclosure is effected, the property is sold at a public auction in which the Association may participate as a bidder. If the Association is the successful bidder, the acquired real estate property is then included in the Association's "foreclosed real estate" account until it is sold. When property becomes foreclosed real estate, it is recorded at the lower of cost or fair value at the date of acquisition and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed. Costs incurred for the improvement or development of such property are capitalized. An allowance, if necessary, is provided to reduce the carrying value to its fair value less estimated selling costs. The Association is permitted under OTS regulations to finance sales of foreclosed real estate by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Association's underwriting guidelines. As of February 28, 1997, the Association's participation in loans to facilitate the purchase of foreclosed real estate amounted to $24,000.

    The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Association was accruing interest and foreclosed real estate at the dates indicated. The Association had $2.8 million of troubled debt restructurings at February 28, 1995 and there were no troubled debt restructurings at any other period shown.

                                              FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                  1997           1996           1995           1994           1993
                                              -------------  -------------  -------------  -------------  -------------
                                                                       (DOLLARS IN THOUSANDS)
Total non-performing loans:(1)
  Non-accrual loans.........................    $   2,990      $      --      $      20      $   2,748      $     464
  Accruing loans which are 90 days or more
    overdue.................................        1,640          3,386          1,536          3,155          1,155
                                                   ------         ------         ------         ------         ------
    Total non-performing loans..............    $   4,630      $   3,386      $   1,556      $   5,903      $   1,619
                                                   ======         ======         ======         ======         ======
Total non-performing loans to total loans
  receivable-net............................          0.5%           0.3%           0.2%           0.8%           0.3%
                                                   ======         ======         ======         ======         ======
Total foreclosed real estate................    $   1,299      $   2,090      $   2,695      $   3,210      $   4,032
                                                   ======         ======         ======         ======         ======
Total non-performing loans and foreclosed
  real estate to total assets...............          0.5%           0.5%           0.4%          1.04%           0.7%
                                                   ======         ======         ======         ======         ======

------------------------

(1) Consists of residential, commercial real estate loans and consumer loans.

    The $4.6 million of non-accrual loans and accruing loans which were 90 days or more overdue at February 28, 1997 consisted of 45 first mortgage and 11 consumer loans with average principal balances of approximately $102,000 and $3,000, respectively. It is believed that these delinquencies are reflective of current economic conditions. The $1.3 million of foreclosed real estate at February 28, 1997 consisted primarily of a condominium/office complex located in Hyattsville, Maryland and an industrial park located in Forestville, Maryland, which had carrying values of $580,000 and $440,000, respectively. At February 28, 1997, the Association also held three single-family residential properties and one additional commercial property with aggregate carrying values of approximately $220,000 and $60,000, respectively. All properties are currently being marketed for sale. The amount of interest income that would have been recorded on the nonaccrual loans in accordance with their original terms was $224,000, $-0- and $4,000 for fiscal 1997, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $52,000, $-0- and $2,000 for fiscal 1997, 1996 and 1995, respectively.

    Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories:
"substandard", "doubtful", and "loss." In addition, assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems may be subject to classification as "special mention." See "Regulation--Regulation of the Association--Classification of Assets." As of February 28, 1997, the Association had approximately $9.8 million of classified assets, which includes $5.9 million of the non-performing assets shown in the table above. Of this total, approximately $9.8 million was classified as substandard and $28,000 was classified as doubtful.

    ALLOWANCE FOR LOAN LOSSES. During fiscal 1997, the Association made provisions for loan losses of $275,000 in recognition of the general risks of credit loss in the portfolio and the general economic conditions in the Association's market area. During fiscal 1995 and 1996, the Association made provisions for losses on loans of $300,000 and $120,000, respectively. During fiscal 1995, 1996 and 1997, the Association made net charges to the allowance for loan losses of $13,000, $70,000 and $150,000, respectively. During fiscal 1995, 1996 and 1997, such provisions and charge-offs primarily reflected estimated losses with respect to consumer and other loans which were adversely affected by market conditions. In the future, the Association will make additions to the allowance by charges to operations to reflect the amount management determines is necessary based on its monthly risk analysis of the loan portfolio.

    The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on a monthly evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income. Although management believes that it has used the best information available to it in making such determinations, future provisions may be necessary and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations.

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

                                                                             YEAR ENDED
                                              -------------------------------------------------------------------------
                                              FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                  1997           1996           1995           1994           1993
                                              -------------  -------------  -------------  -------------  -------------

                                                                       (DOLLARS IN THOUSANDS)
Balance, beginning of period................    $   4,474      $   4,424      $   4,187      $   4,267      $   2,348
                                                   ------         ------         ------         ------         ------
Provision:
  Real estate-residential...................          (50)            50            300            662          1,940
  Consumer loans............................          325             70             --             --             --
                                                   ------         ------         ------         ------         ------
    Total provision.........................          275            120            300            662          1,940
                                                   ------         ------         ------         ------         ------
Transfer to allowance for losses on
  foreclosed real estate....................           --             --             50            739             --
                                                   ------         ------         ------         ------         ------
Charge-offs, net:
  Real estate-residential...................           19             45              9             --             13
  Consumer loans............................          131             25              4              3              8
                                                   ------         ------         ------         ------         ------
    Total charge-offs, net..................          150             70             13              3             21
                                                   ------         ------         ------         ------         ------
Balance, end of period......................    $   4,599      $   4,474      $   4,424      $   4,187      $   4,267
                                                   ======         ======         ======         ======         ======
Ratio of charge-offs to average loans and
  mortgage-backed securities outstanding....        0.014%         0.007%         0.001%           ---%          .003%
                                                   ======         ======         ======         ======         ======


    The Association also maintains an allowance for losses on foreclosed real estate. At February 28, 1997, the Association's allowance for losses on foreclosed real estate amounted to $1.3 million. For additional information, see Notes 4 and 5 of the Notes to Consolidated Financial Statements.

    The following table sets forth the amount of the Association's allowance for loan losses attributable to each type of loan indicated and the percent of such type of loans to total loans (including mortgage-backed securities) and participations of each at the dates indicated.

                                                                 Year Ended

                    -------------------------------------------------------------------------------------------------------
                  FEBRUARY 28, 1997     FEBRUARY 29, 1996    FEBRUARY 28, 1995    FEBRUARY 28, 1994    FEBRUARY 28, 1993
                --------------------- --------------------- -------------------- -------------------- ---------------------
                          PERCENT OF            PERCENT OF           PERCENT OF           PERCENT OF           PERCENT OF
                           LOANS TO              LOANS TO             LOANS TO             LOANS TO             LOANS TO
                  AMOUNT  TOTAL LOANS   AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                --------- ----------- --------- ----------- -------- ----------- -------- ----------- -------- ------------

                                                           (DOLLARS IN THOUSANDS)
Real estate
  loans(1).....  $4,169      99.6%     $4,238      99.6%     $4,233      99.7%     $3,991     99.6%    $4,068     99.3%
Consumer and
  other loans..     430       0.4         236       0.4         191       0.3         196      0.4        199      0.7
                 ------     -----      ------     -----      ------     -----      ------    -----     ------    -----
    Total......  $4,599     100.0%     $4,474     100.0%     $4,424     100.0%     $4,187    100.0%    $4,267    100.0%
                 ======     =====      ======     =====      ======     =====      ======    =====     ======    =====

------------------------
(1) Includes residential and commercial real estate loans and construction loans.

                             INVESTMENT ACTIVITIES

    The Association is required under OTS regulations to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets. See "Regulation--Regulation of the Association--Federal Home Loan Bank System" for a description of such regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and corporate debt securities.

    The Association's investment portfolio has primarily consisted of obligations of the United States government and federal agencies, federal funds sold, certificates of deposit and securities purchased under agreements to resell.

    The following table sets forth the carrying value of Maryland Federal's investment securities and certain other interest-earning assets at the dates indicated.

                                                                          FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS)
United States Government and agency obligations.........................   $    9,974    $    7,997    $   21,918
State and County Government obligations.................................        1,474         1,476         1,658
Equity securities.......................................................        5,225         8,577         7,103
Interest-bearing deposits...............................................        8,381        15,711         9,271
Federal funds sold......................................................       15,406         5,058         1,408
Securities purchased under agreements to resell.........................        2,259        11,034         9,623
Federal Home Loan Bank stock............................................       11,364        12,514         9,784
                                                                          ------------  ------------  ------------
   Total................................................................   $   54,083    $   62,367    $   60,765
                                                                          ============  ============  ============


    As of February 28, 1997, no investment securities of any single issuer were held by the Association where the aggregate carrying value of such securities exceeded 10% of the Company's stockholders' equity, other than United States Government and agency obligations, federal funds sold and Federal Home Loan Bank stock.

    The following table sets forth at February 28, 1997 the amount of each category of the Association's investment securities and certain other interest-earning assets which mature during each of the periods indicated and the weighted average yield for each range of maturities.

                                                         AMOUNTS AT FEBRUARY 28, 1997 WHICH MATURE
                                   -----------------------------------------------------------------------------------------------

                                             IN                AFTER ONE YEAR        AFTER FIVE YEARS
                                      ONE YEAR OR LESS       THROUGH FIVE YEARS     THROUGH TEN YEARS            AFTER TEN YEARS
                                   ----------------------  ----------------------  --------------------------  -------------------

                                               WEIGHTED                WEIGHTED                   WEIGHTED                WEIGHTED
                                                AVERAGE                 AVERAGE                    AVERAGE                 AVERAGE
                                    AMOUNT       YIELD      AMOUNT       YIELD       AMOUNT         YIELD       AMOUNT      YIELD
                                   ---------  -----------  ---------  -----------  -----------  -------------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
United States government and
  agency obligations.............  $   6,000      5.50%     $ 3,973      5.80%        $   --         ---%         $  --         --%

State and County Government                                                                                                     --
  obligations....................         --        --        1,230      4.56            245        4.15             --         --
Equity securities................      5,225      1.70           --        --             --          --             --         --
Interest-bearing deposits........      8,381      5.37           --        --             --          --             --         --
Federal funds sold...............     15,406      5.26           --        --             --          --             --
Securities purchased under
  agreements to resell...........      2,259      4.80           --        --             --          --             --         --
Federal Home Loan Bank stock.....         --        --           --        --             --          --         11,364       7.25

                                   ---------                -------                     -----                 ---------
    Total........................  $  37,271      4.79      $ 5,203      5.50          $  245       4.15      $  11,364       7.25
                                   =========                 =======                    ======                 =========



                                SOURCES OF FUNDS

    General. Deposits are the primary source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, the Association derives funds from loan amortizations and prepayments, advances from the FHLB of Atlanta and, to a lesser extent, sales of loans. It is the Association's policy to utilize the source of funds which has the lowest available cost. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings may also be used on a longer term basis to support expanded activities. Historically, the Association's borrowings have primarily consisted of advances from the FHLB of Atlanta. See "Borrowings."

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

    Maryland Federal's deposits are obtained primarily from residents of the five counties in the State of Maryland in which Maryland Federal is located. The Association does not utilize brokered deposits. The principal methods used by Maryland Federal to attract deposit accounts include offering a wide variety of services and accounts, competitive interest rates and convenient office locations. At February 28, 1997, Maryland Federal operated 23 automated teller machines ("ATMs") in addition to participating in the HONOR-Registered Trademark-/MOST-Registered Trademark- ATM network.

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

                                                     FEBRUARY 28,           FEBRUARY 29,           FEBRUARY 28,
                                                         1997                   1996                   1995
                                                 --------------------    -------------------    -------------------
                                                  AMOUNT      PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                                -----------  ---------  ----------  ---------  ----------  ---------
                                                                        (DOLLARS IN THOUSANDS)

Regular savings accounts......................  $  74,488          9.4%  $  76,514        9.7%  $  94,104       12.3%
Checking accounts.............................     53,937          6.8      44,497        5.6      39,994        5.2
MMDAs.........................................     42,385          5.4      45,315        5.7      51,398        6.7
Fixed-rate certificates.......................    307,303         39.0     274,266       34.9     239,977       31.4
Money market certificates:
 91 day                                            6,469           0.8       6,632        0.8       4,208        0.6
  6 month                                          20,895          2.7      23,171        2.9      19,256        2.5
 12 month                                         113,871         14.4     146,177       18.5     139,686       18.3
 18 month                                             ---          ---         ---        ---          13        ---
Variable-rate certificates....................     15,869          2.0      21,166        2.7      42,742        5.6
Jumbo certificates............................     88,620         11.2     116,313       14.7     101,350       13.3
Mini-jumbo certificates.......................     36,043          4.6      12,284        1.6       9,456        1.3
IRA certificates..............................     29,053          3.7      22,596        2.9      21,570        2.8
                                                -----------  ---------  ----------  ---------  ----------  ---------
Total.........................................  $ 788,933        100.0%  $ 788,931      100.0%  $ 763,754      100.0%
                                                ===========  =========  ==========  =========   =========  =========


    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                                              YEAR ENDED
                                                 --------------------------------------------------------------------
                                                      FEBRUARY 28,           FEBRUARY 29,           FEBRUARY 28,
                                                          1997                   1996                   1995
                                                 ----------------------  ---------------------  ---------------------
                                                               AVERAGE                AVERAGE                AVERAGE
                                                   AVERAGE      RATE      AVERAGE      RATE      AVERAGE      RATE
                                                   BALANCE      PAID      BALANCE      PAID      BALANCE      PAID
                                                 -----------  ---------  ----------  ---------  ----------  ---------
                                                                        (DOLLARS IN THOUSANDS)

Regular savings accounts....................... $ 75,417          3.22%   $ 80,731       3.33%   $123,019       3.40%
Checking accounts..............................   48,156          1.52      42,158       1.80      37,915       1.78
MMDAs..........................................   42,904          3.04      45,915       3.03      56,349       3.20
Fixed-rate certificates........................  308,184          5.57     243,810       5.81     220,975       5.04
Money market certificates:
 91 day                                            6,764          4.75       5,370       4.39       5,729       3.28
  6 month                                         23,922          5.03      21,439       4.70      20,738       3.43
 12 month                                        122,119          5.44     166,130       5.88      80,774       4.77
 18 month                                             --            --           4       3.50         251       4.12
Variable-rate certificates.....................   17,034          5.12      27,019       5.24      63,774       4.43
Jumbo certificates.............................   92,367          5.75     110,989       6.04      61,967       5.43
Mini-jumbo certificates........................   23,643          5.50       8,823       5.28       5,777       5.14
IRA certificates...............................   26,619          5.74      21,308       6.10      25,191       4.61
                                                 -----------  ---------  ----------  ---------  ----------  ---------
Total.......................................... $787,129          4.93    $773,696       5.16    $702,459       4.30
                                                 ===========  =========  ==========  =========  ==========  =========


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

                                                                                         YEAR ENDED
                                                                          ----------------------------------------
                                                                          FEBRUARY 28,  FEBRUARY 29,  FEBRUARY 28,
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                                       (IN THOUSANDS)

Increase (decrease)
 before interest credited...............................................   $  (25,102)   $     (337)   $ 64,754(1)
Interest credited.......................................................       25,104        25,514      20,950
                                                                          ------------  ------------  ------------
Net deposit increase....................................................   $        2    $   25,177    $ 85,704
                                                                          ============  ============  ============


------------------------

(1) Reflects approximately $50.5 million of deposit inflows as a result of the acquisition of deposits of various savings institutions during fiscal 1995.

    The following table sets forth the amount of certificates of deposit in the amount of $100,000 or more at February 28, 1997, which mature during each of the periods indicated.

                                                                      AMOUNTS AT FEBRUARY 28, 1997 WHICH MATURE
                                                                    ----------------------------------------------
                                                                               AFTER THREE     AFTER
                                                                    IN THREE     MONTHS     SIX MONTHS
                                                                     MONTHS      THROUGH      THROUGH    AFTER 12
                                                                     OR LESS   SIX MONTHS    12 MONTHS    MONTHS
                                                                    ---------  -----------  -----------  ---------
                                                                                    (IN THOUSANDS)

Certificates of deposit...........................................  $  55,437   $  23,548    $  33,986   $  23,450
                                                                    =========  ===========  ===========  =========


                                          25
    The following table presents certain information concerning Maryland Federal's deposits at February 28, 1997 and the scheduled quarterly maturities of its certificates of deposit.

                                                                                                          Weighted
                                                                                          Percentage of    Average
                                                                                              Total        Nominal
                                                                                Amount      Deposits        Rate
                                                                              ----------  -------------  -----------
                                                                                      (DOLLARS IN THOUSANDS)

Regular savings accounts....................................................  $   74,488         9.44%         3.22%
Checking accounts...........................................................      53,937         6.84          1.45
MMDAs.......................................................................      42,385         5.37          3.10
                                                                              ----------       ------
  Total.....................................................................     170,810        21.65          2.63
                                                                              ----------       ------
Certificate accounts maturing by quarter:
  May 31, 1997..............................................................     196,687        24.93          5.19
  August 31, 1997...........................................................      94,525        11.98          5.35
  November 30, 1997.........................................................      90,322        11.45          5.35
  February 28, 1998.........................................................      84,291        10.69          5.53
  May 31, 1998..............................................................      25,633         3.25          5.65
  August 31, 1998...........................................................      39,120         4.96          6.15
  November 30, 1998.........................................................      16,441         2.08          6.28
  February 28, 1999.........................................................      10,192         1.29          5.69
  May 31, 1999..............................................................      11,916         1.51          5.78
  August 31, 1999...........................................................      22,254         2.82          5.90
  November 30, 1999.........................................................       9,018         1.14          5.89
  February 29, 2000.........................................................       6,365         0.81          5.82
  Thereafter................................................................      11,359         1.44          5.68
                                                                              ----------       ------
   Total certificate accounts...............................................     618,123        78.35          5.45
                                                                              ----------       ------
   Total deposits...........................................................  $  788,933       100.00%         4.84
                                                                              ==========       ======

    The following table presents, by various interest rate categories, the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at February 28, 1997 which mature during the periods indicated.

                                                                 Amounts at February 28, 1997 Maturing in the Year
                                        Balance at                                    Ending
                             --------------------------------  -----------------------------------------------------
                                February 28,     February 29,  February 28,  February 28,  February 29,
Interest Rate:                      1997             1996          1998          1999          2000      Thereafter
---------------------------  ------------------  ------------  ------------  ------------  ------------  -----------
                                                                 (In Thousands)
4.00% or less..............  $  2,711             $    1,547    $    2,685    $       26    $       --    $      --
4.01% to 6.00%.............   527,148                407,702       438,624        52,600        27,930        7,994
6.01% to 8.00%.............    86,964                211,282        23,642        38,602        21,387        3,333
8.01% to 10.00%............     1,292                  1,756           874           150           236           32
10.01% to 12.00%...........         8                    318            --             8            --           --
                             ------------------  ------------  ------------  ------------  ------------  -----------
    Total..................  $618,123             $  622,605    $  465,825    $   91,386    $   49,553    $  11,359
                             ==================  ============  ============  ============  ============  ===========

    The Association does not utilize brokered deposits. FIRREA prohibits any savings institution not meeting minimum capital requirements from accepting, directly or indirectly, brokered deposits or from offering higher than prevailing rates in the institution's market area. The Association currently meets all of its capital requirements and is not subject to this prohibition.

    BORROWINGS. The Association obtains advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta and a portion of its first mortgages and participation certificates. See "Regulation--Regulation of the Association--Federal Home Loan Bank System." At February 28, 1997, advances mature as follows:

                                                                 Weighted
                                                                  Average
       Fiscal Year                  Amount                         Rate
------------------------    -----------------------        --------------------
                                          (Dollars in Thousands)
          1998                  $  136,100                         5.83%
          1999                      78,500                         5.99
          2000                      11,000                         6.23
       After 2002.............         680                         6.50
                                ----------
          Total...............  $  226,280                         5.91
                                ==========


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

    The following table sets forth certain information regarding the borrowings of the Association at the dates indicated.

                                                           February 28, 1997        February 29, 1996        February 28, 1995
                                                        -----------------------  -----------------------  -----------------------
                                                                     Weighted                 Weighted                 Weighted
                                                                      Average                  Average                  Average
                                                         Balance       Rate       Balance       Rate       Balance       Rate
                                                        ----------  -----------  ----------  -----------  ----------  -----------
                                                                                 (Dollars in Thousands)
Advances from FHLB....................................  $  226,280     5.91%      $  243,780    5.88%      $  190,730   5.98%

    The following table sets forth certain information concerning the borrowings of the Association for the periods indicated, which is based on daily average balances.

                                                                                 Year Ended
                                                            ----------------------------------------------------
                                                              February 28,      February 29,      February 28,
                                                                  1997              1996              1995
                                                            ----------------  ----------------  ----------------
                                                                           (Dollars in Thousands)
Advances from FHLB:
 Average balance outstanding..............................     $  228,479        $  213,176        $  160,877
 Maximum amount outstanding at any month-end during the
  period..................................................     $  237,780        $  251,030        $  195,680
 Weighted average interest rate during the period.........           5.86%             6.08%             5.42%
Total short-term borrowings at end of period..............     $  136,100        $  127,750        $  122,550

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

    At February 28, 1997, the Association was authorized to have a maximum investment of approximately $22.5 million in its subsidiaries, exclusive of the 1% of assets permitted for community or inner-city purposes and the ability to make conforming loans. As of such date, the Association had invested approximately $45,000 in its sole subsidiary.

    Maryland Federal currently operates one wholly-owned service corporation subsidiary, MASSLA Corporation ("MASSLA"). MASSLA, incorporated in December 1971, provides various types of insurance products. MASSLA offers group homeowners and accidental death insurance policies to the Association's customers and employees.

                          MARKET AREA AND COMPETITION

    Maryland Federal's primary market area consists of Prince George's, Montgomery, Charles, Anne Arundel and Calvert counties in the Maryland suburbs of Washington, D.C. The Federal government accounts for about one-third of the market area's gross regional product. The Federal sector is currently reducing jobs. The slack is being picked up by the technology and education sectors but the losses do hold down the expansion potential for the area economy.

    Interest rates on deposits in the Washington area have traditionally been among the highest in the nation. Recent surveys suggest this is still the case. The Company has been able to expand its margins but it may not be able to in the future.

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

                                   EMPLOYEES

    At February 28, 1997, MFB had unpaid executive officers, all of whom serve in the same capacity with the Association. At February 28, 1997, the Association and its subsidiary had 224 full-time employees, including its executive officers, as well as 45 part-time employees. None of these employees are represented by a collective bargaining agent, and the Association has enjoyed harmonious relations with its personnel.

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

    ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "--Regulation of the Association--Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would

                                        30
thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

    In addition, Sections 22(h) and 22(g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At February 28, 1997, the Association had 14 loans with an aggregate balance of approximately $1.5 million outstanding to its executive officers and directors.

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

    Under current FDIC regulations, SAIF-institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act. See "--Prompt Corrective Regulatory Action." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications.

    On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category.) The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

    On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Association's one-time special assessment amounted to $5.1 million. Net of related tax benefits, the one-time special assessment amounted to $3.1 million. The payment of such special assessment had the effect of immediately reducing the Association's capital by such amount.

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based upon the $798.8 million of assessable deposits at December 31, 1996, the Association would expect to pay approximately $331,500 less in insurance premiums per quarter during fiscal 1998.

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

    Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At February 28, 1997, the Association had no qualifying supervisory goodwill or purchased mortgage servicing rights. In addition, as of such date, the Association had no investments in or extensions of credit to subsidiaries engaged in activities not permissible to national banks.

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

    The following table sets forth certain information concerning Maryland Federal's regulatory capital at February 28, 1997.

                                                                                  TANGIBLE     CORE     RISK-BASED
                                                                                   CAPITAL    CAPITAL     CAPITAL
                                                                                  ---------  ---------  -----------
                                                                                       (DOLLARS IN THOUSANDS)
Capital under GAAP..............................................................  $  91,716  $  91,716   $  91,716

Additional capital items:
 Qualifying general loan loss
  allowance.....................................................................         --         --       4,599
Other...........................................................................     (4,116)    (4,116)     (4,116)
                                                                                  ---------  ---------  -----------
Total regulatory capital........................................................     87,600     87,600      92,199

Minimum required capital........................................................     17,020     34,040      48,184
                                                                                  ---------  ---------  -----------
Excess regulatory capital.......................................................  $  70,580  $  53,560   $  44,015
                                                                                  =========  =========  ===========
Regulatory capital as a
percentage(1)...................................................................       7.72%      7.72%      15.30%

Minimum capital required as a
percentage (1)..................................................................       1.50%      3.00%       8.00%
                                                                                  ---------  ---------  -----------
Regulatory capital as a percentage
 in excess of requirement.......................................................       6.22%      4.72%       7.30%
                                                                                  =========  =========  ===========

                                      36
------------------------

(1) Tangible capital and core capital are computed as a percentage of adjusted total assets of $1.1 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $602.3 million.

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

    In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by the FDIC Improvement Act. These regulations were effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not

                                      37
meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIC Improvement Act and the regulations also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At February 28, 1997, the Association was in the "well capitalized" category.

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

    Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At February 28, 1997, the amount of the Association's assets which were invested in QTIs was 96.0%, which exceeded the percentage required to qualify the Association under the QTL test. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

    Generally, Tier 1 associations, which are savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. See "--Regulatory Capital Requirements."

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

    Federal Home Loan Bank System. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At February 28, 1997, the Association's advances from the FHLB of Atlanta amounted to $226.3 million.

    As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances. At February 28, 1997, the Association had $11.4 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended February 28, 1997, dividends paid by the FHLB of Atlanta to the Association totalled $852,000.

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

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At February 28, 1997, the Association was in compliance with applicable requirements.

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

    Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Association, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Association's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Association's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

    Under the Small Business Act, the PTI Method was repealed and the Association will be required to use the Specific Charge-off Method of computing additions to its bad debt reserve for taxable years beginning with the Association's taxable year beginning March 1, 1996. In addition, the Association will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Association's taxable year beginning March 1, 1996, the excess of the balance of its bad debt reserves as of February 29, 1996 over the balance of such reserves as of February 29, 1988 ("pre-1987 bad-debt reserves"), adjusted downward for any decline in outstanding loans from February 29, 1988. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning March 1, 1996 in which the Association originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Association during its six taxable years preceding March 1, 1996. The Association has previously provided for deferred taxes on the amount to be recaptured; therefore, the Small Business Act will not further affect the Association's net income.

    The Association has not provided a deferred tax liability on bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Association amounted to approximately $11,000,000 with an income tax effect of approximately $4,200,000 at February 28, 1997. This bad debt reserve will become taxable for income tax purposes if the Association does not maintain certain qualified assets as defined or the reserve is charged for other than bad debt losses.

    Distributions. If the Association distributes cash or property to its stockholders, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Association to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

    Minimum Tax. In addition to the regular federal income tax, for taxable years beginning after December 31, 1986, the former corporate add-on minimum tax has been replaced with an alternative minimum tax generally equal to 20% of alternative minimum taxable income. The alternative minimum tax will be imposed in lieu of the regular corporate income tax, if the regular corporate income tax is less than the alternative minimum tax. Alternative minimum taxable income essentially consists of regular taxable income increased by certain tax preference items and other adjustments, including, among other items, 75% of the excess of "adjusted current earnings" of a corporation (including members of a group filing a consolidated tax return) over alternative minimum taxable income (determined without regard to this adjustment and the deduction for alternative tax net operating losses).

    Audit by IRS. The Company's consolidated federal income tax returns for taxable years through February 28, 1993 have been closed for the purpose of examination by the IRS.

    Maryland Taxes. The Association and the Company are subject to Maryland taxation at a rate of 7% of their net earnings. For the purpose of the 7% franchise tax imposed on the Association, net earnings are generally defined as net income of the Association as determined for state corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions.

                                        44
Item 2. Properties.
------------------

    The following table presents property owned and leased by the Association at February 28, 1997.

                                                                  Net Book
                                                                  Value of
                                                                Property or
                                        Owned       Lease        Leasehold
                                          or      Expiration   Improvements at
                                        Leased      Date      February 28, 1997
                                      ---------  -----------  ------------------
Location:
 Main Office:
  3505 Hamilton Street                Owned
  Hyattsville, MD 20782                              --          $  263,750

 Branch and Loan Production
  Offices:
  4277 Branch Avenue,                  Leased       7/31/97             688
  Marlow Heights

  7934 Wisconsin Avenue,               Owned         --              99,657
  Bethesda

  211 East Charles Street,             Owned          --             586,614
  La Plata

  10666 Campus Way South,              Leased       7/31/98              666
  Upper Marlboro

  8951 Edmonston Road,                 Leased       1/31/99               951
  Greenbelt

   6309 Allentown Road,                Leased       1/31/98               930
   Camp Springs

   8490 Annapolis Road,                Leased        5/4/99             7,263
   New Carrolton

   7130 Minstrel Way, Suite 220        Leased        4/30/01              ---
   Columbia



                                                                  Net Book
                                                                  Value of
                                                                Property or
                                        Owned       Lease        Leasehold
                                          or      Expiration   Improvements at
                                        Leased      Date      February 28, 1997
                                      ---------  -----------  ------------------

   571 N. Solomons Island Road          Leased        3/31/99      $ 25,310
   Prince Frederick

   3033 Solomons Island Road            Owned          --           263,155
   Edgewater

   1400 Mercantile Lane, Suite 120      Leased        9/30/99           ---
   Landover

   6 Montgomery Village Avenue,         Leased        8/31/98           461
   Suite 340
   Gaithersburg

   6816 Race Track Road,                Leased        8/31/02         5,449
   Bowie

   15421 New Hampshire Avenue,          Leased        1/31/02           640
   Cloverly

   11200 Viers Mill Road,               Leased       11/30/01           565
   Wheaton

   3425 Leonardtown Road,               Owned            --         378,623
   Waldorf

   16575 South Frederick Avenue,        Leased         6/30/00        7,916
   Gaithersburg

   10414 Auto Park Drive,               Leased         7/31/97           --
   West Bethesda

   13600 Laurel--Bowie Road,            Leased         8/31/01       13,771
   Laurel


                                       46

                                                                  Net Book
                                                                  Value of
                                                                Property or
                                        Owned        Lease       Leasehold
                                          or       Expiration   Improvements at
                                        Leased        Date      February 28, 1997
                                      ---------   -----------  ----------------

    6901 Laurel-Bowie Road,           Owned            --          $316,389
    Bowie

    11428 Cherry Hill Road,           Leased        7/31/98           2,080
    Cherry Hill

    5801 Deale-Churchton Road,        Leased        8/14/02             423
    Deale

    1419 Forest Drive                 Leased       12/31/01           3,215
    Annapolis

    1470 Rockville Pike               Owned          --             557,289
    Rockville

    2001 Davidsonville Road           Owned          --             276,768
    Crofton

    9546 Livingston Road              Leased      11/30/97              985
    Fort Washington

    11110 Mall Circle                 Leased       1/31/05            41,076
    St. Charles

   Administrative Offices:
       9200 Edmonston Road            Leased      10/31/98            39,290
       Greenbelt

       3321 Toledo Terrace #203 & 204 Owned          --              215,859
       Toledo Terrace



Item 3.  Legal Proceedings.
--------------------------

    The Company is not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

    Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

    The information required herein is incorporated by reference from page 29 of the Company's 1997 Annual Report to Stockholders attached hereto as
Exhibit 13 ("Annual Report").

Item 6. Selected Financial Data.
-------------------------------

    The information required herein is incorporated by reference from page 14 of the Company's Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
        Results of Operations.
        ---------------------

    The information required herein is incorporated by reference from pages 6 to 13 of the Company's Annual Report.


Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

    The information required herein is incorporated by reference from pages 16 to 28 of the Company's Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
       Financial Disclosure.
       --------------------
       Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

    The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Company's Annual Meeting of Stockholders to be held on June 18, 1997 ("Proxy Statement").

                                      48
Item 11. Executive Compensation.
---------------------------

     The information required herein is incorporated by reference from pages 6 to 12 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficiary Owners and Management.
------------------------------------------------------------------------

    The information required herein is incorporated by reference from pages 5 and 6 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

     The information required herein is incorporated by reference from page 12 of the Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

     (a) Documents filed as part of this Report

     (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

      Independent Auditors' Report

      Consolidated Statements of Financial Condition at February 28, 1997 and February 29, 1996

      Consolidated Statements of Income for the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

      Consolidated Statements of Stockholders' Equity for the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

      Consolidated Statements of Cash Flows for the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995


      Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

      No.         Exhibits
      ---------  ---------------------------------------------------------------------------------------------

      3.1        Articles of Incorporation*
      3.2        Bylaws*
      4.1        Specimen Common Stock Certificate*
      4.2        Rights Agreement Dated as of January 18, 1990**
   10.1(a)       Key Employee Stock Compensation Program***
   10.1(b)       1988 Employee Stock Purchase Plan***
   10.1(c)       1989 Stock Option and Stock Appreciation Rights Plan***
   10.2          Employment Agreement with Robert H. Halleck (see "--Employment
                  Agreements" in Item 11 of this Report for a list of Maryland
                  Federal employees who have employment agreements which are substantially identical in all material respects, except as described therein as to salary and term, to the employment agreement with Robert H. Halleck)****
   10.3          1992 Stock Incentive Plan*****
   10.4          1993 Directors' Stock Option Plan*****
   10.5          1995 Stock Option Plan*******
   10.6          Non-Qualified Executive Deferred Compensation Plan for Robert
                   H. Halleck
     13          1997 Annual Report to Stockholders
     21          Subsidiaries--Reference is made to Item 1, "Business--General" for the required information
     23          Consent of Independent Auditors
     27          Financial Data Schedule

------------------------

* Incorporated by reference to the Form 8-B Registration Statement filed by the Company with the SEC on November 8, 1989.

** Incorporated by reference to the Form 8-A Registration Statement filed by the Company with the SEC on January 28, 1990.

*** Incorporated by reference to the Form S-4 Registration Statement (No. 33-29945) filed by the Company with the SEC on July 13, 1989.

**** Incorporated by referenced to the Annual Report on Form 10-K for the fiscal year ended February 29, 1992 filed by the Company with the SEC on May 29, 1992.

-------------------------

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

     (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 1997.

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

                                        MARYLAND FEDERAL BANCORP, INC.

May 22, 1997                             By: /S/ Robert H. Halleck
                                         -------------------------------
                                            Robert H. Halleck
                                            President and Chief Executive
                                             Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Richard B. Bland
---------------------------------                                 May 22, 1997
Richard B. Bland, Chairman of
 the Board

/s/ Robert H. Halleck
----------------------------------                                May 22, 1997
Robert H. Halleck, Director,
  President and Chief Executive
  Officer (principal executive
  officer)

/s/ Lynn B. Hounslow
----------------------------------                                May 22, 1997
Lynn B. Hounslow
  Senior Vice President, Treasurer
  and Chief Financial Officer
  (principal financial officer and
  principal accounting officer)

/s/ A. William Blaker, Jr.
-----------------------------------                               May 22, 1997
A. William Blake, Jr., Director
   and Executive Vice President

/s/ Richard R. Mace
-----------------------------------                               May 22, 1997
Richard R. Mace, Director

/s/ David A. McNamee
------------------------------------                              May 22, 1997
David A. Mcnamee, Director

/s/ Thomas H. Welsh, III
------------------------------------                              May 22, 1997
Thomas H. Welsh, III, Director