Form 10-Q
period 1997-05-31
MARYLAND FEDERAL BANCORP INC
filed 1997-07-15
CIK 853020

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended May 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                         Commission File Number 0-18107

                         MARYLAND FEDERAL BANCORP, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                         52-1640579)
-------------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

3505 Hamilton Street, Hyattsville, MD.                20782
---------------------------------------           -------------
(Address of principal executive office)             (Zip Code)

Registrant's telephone number,
  including area code:                           (301) 779-1200
                                                 --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

             Number of Shares of Common Stock Outstanding as of
                                   July 9, 1997

    TITLE OF CLASS                              NUMBER OF SHARES OUTSTANDING
    --------------                              ----------------------------
Common Stock ($.01                                    3,216,913 Shares
par value per share)

                                      INDEX

                                                        PAGE
                                                        ----

PART I--FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

           Consolidated Statements of Financial
           Condition as of May 31, 1997 and
           February 28, 1997                              1

           Consolidated Statements of Income
           and Retained Earnings for the three
           months ended May 31, 1997 and 1996             2

           Consolidated Statements of Cash Flows
           for the three months ended May 31, 1997
           and 1996                                       3

           Notes to Consolidated Financial Statements    4-5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                    6-12

PART II--OTHER INFORMATION:

  Item 1.  Legal Proceedings                             13

  Item 2.  Changes in Securities                         13

  Item 3.  Defaults upon Senior Securities               13

  Item 4.  Submission of Matters to a Vote of
           Security Holders                              13

  Item 5.  Other Information                             13

  Item 6.  Exhibits and Reports on Form 8-K              13

SIGNATURES                                               14


                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (Unaudited)

                                                   MAY 31,      FEBRUARY 28,
                                                    1997            1997
                                                 -----------    ------------
                                                         (IN THOUSANDS)
ASSETS
Cash and due from banks......................     $    5,623      $    2,558
Interest-bearing deposits with banks.........         17,190           8,381
Federal funds sold and securities purchased
  under agreements to resell.................         18,589          17,665
Securities available for sale................         69,496          69,360
Securities held to maturity (fair value,
  $11,410,000 and $11,417,000, respectively).         11,450          11,448
Loans held for sale, at cost.................          5,277           2,679
Loans receivable, net........................      1,001,889         989,273
Accrued interest receivable..................          6,006           6,021
Federal Home Loan Bank stock, at cost........         11,472          11,364
Foreclosed real estate, net..................          1,716           1,299
Premises and equipment, net..................          4,663           4,576
Other assets.................................          4,074           3,859
                                                  ----------      ----------
       Total assets..........................     $1,157,445      $1,128,483
                                                  ----------      ----------
                                                  ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits.....................................       $807,362      $  788,933
Advances from Federal Home Loan Bank
  of Atlanta.................................        228,430         226,280
Advances from borrowers for taxes
  and insurance..............................         13,727           9,074
Income taxes.................................          3,406           1,898
Accrued expenses and other liabilities.......          7,514           7,037
                                                  ----------      ----------
       Total liabilities.....................      1,060,439       1,033,222
                                                  ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized;
  none issued................................          --              --
Common stock; $.01 par value; 15,000,000
  shares authorized; 4,115,443 and 4,093,576
  shares issued, respectively................             41              41
Additional paid-in capital...................         43,247          42,625
Retained earnings, substantially restricted..         68,685          66,976
Unrealized holding gains, net................          3,053           2,835
Treasury stock, at cost; 905,426 shares and
  883,426 shares, respectively                       (18,020)        (17,216)
                                                  ----------      ----------
Total stockholders' equity...................         97,006          95,261
                                                  ----------      ----------
Total liabilities and stockholders' equity...     $1,157,445      $1,128,483
                                                  ----------      ----------
                                                  ----------      ----------

See Notes to Consolidated Financial Statements.

                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                      (Unaudited)

                                                  THREE MONTHS ENDED MAY 31,
                                                    1997            1996
                                                 -----------    ------------
                                                     (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)
Interest income:
 Loans receivable:
  First mortgage loans.........................     $   16,777      $   17,010
  Consumer and other loans.....................          2,180           1,563
  Securities available for sale and held
    to maturity................................          1,283           1,352
  Other interest-earning assets................            634             732
                                                    ----------      ----------
    Total interest income......................         20,874          20,657
                                                    ----------      ----------
Interest expense:
  Deposits.....................................          9,757           9,961
  Advances from Federal Home Loan Bank
    of Atlanta.................................          3,411           3,491
  Advances from borrowers for taxes and
    insurance..................................              8               9
                                                    ----------      ----------
    Total interest expense.....................         13,176          13,461
                                                    ----------      ----------
Net interest income............................          7,698           7,196
Provision for loan losses......................             70              85
                                                    ----------      ----------
Net interest income after provision for
  loan losses..................................          7,628           7,111
                                                    ----------      ----------
Noninterest income:
  Banking service charges and fees.............            507             367
  Loan fees and service charges................             89              76
  Gain on sales of first mortgage loans........             60             246
  Other........................................             25              47
                                                    ----------      ----------
    Total noninterest income...................            681             736
                                                    ----------      ----------
Noninterest expense:
  Compensation and benefits....................          2,403           2,483
  Occupancy and equipment......................            758             716
  Federal deposit insurance premiums...........            129             449
  Loss on foreclosed real estate, net..........             40               5
  Advertising..................................            155             181
  Other........................................            996             937
                                                    ----------      ----------
    Total noninterest expense..................          4,481           4,771
                                                    ----------      ----------
Income before income taxes.....................          3,828           3,076
Income tax expense.............................          1,480           1,178
                                                    ----------      ----------
NET INCOME.....................................          2,348           1,898
Retained earnings, substantially restricted:
  Balance, beginning of period.................         66,976          67,492
  Cash dividends...............................           (639)           (506)
                                                    ----------      ----------
  Balance, end of period.......................     $   68,685      $   68,884
                                                    ----------      ----------
                                                    ----------      ----------
Primary earnings per share....................            $.72            $.56
                                                    ----------      ----------
                                                    ----------      ----------

See Notes to Consolidated Financial Statements.

                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                        THREE MONTHS ENDED MAY 31,
                                                                           1997            1996
                                                                        -----------    ------------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income......................................................       $  2,348        $  1,898
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization:
    Premises and equipment........................................            187             213
    Other.........................................................           (256)           (276)
  Loans originated for sale.......................................        (12,781)        (22,890)
  Sale of loans originated for sale...............................         10,183          34,025
  Provision for losses on loans and foreclosed real estate........            100              85
  Gain on sales of foreclosed real estate.........................            (20)            (37)
  Deferred income taxes...........................................           (145)           (124)
  Tax benefits relating to stock options..........................             96              37
  Decrease (increase) in:
    Accrued interest receivable...................................             15             248
    Other assets..................................................           (287)            508
  Increase in:
    Current income taxes payable..................................          1,517           1,141
    Accrued expenses and other liabilities........................            477             476
                                                                       ----------      ----------
       Net cash provided by operatingactivities...................          1,434          15,304
                                                                       ----------      ----------

INVESTING ACTIVITIES:
  Loans originated................................................        (36,016)        (32,657)
  Principal collected on loans....................................         23,006          33,081
  Purchases of securities:
    Available for sale............................................         (3,018)         (2,051)
    Held to maturity..............................................         --              (7,879)
  Principal collected on mortgage-backed and related securities...          3,247           3,256
  Proceeds from maturities of securities:
    Held to maturity..............................................         --               1,000
  Net increase in federal funds sold and
    securities purchased under agreements to resell...............           (924)         (3,251)
  Decrease (increase) in Federal Home Loan Bank stock.............           (108)            625
  Proceeds from sales of foreclosed real estate...................            212             376
  Purchases of premises and equipment.............................           (274)            (81)
                                                                       ----------      ----------
       Net cash used in investing activities......................        (13,875)         (7,581)
                                                                       ----------      ----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.............................         18,429          (7,403)
  Proceeds from Federal Home Loan Bank advances...................         19,600          13,000
  Principal payments on Federal Home Loan Bank advances...........        (17,450)        (26,500)
  Net increase in advances from borrowers for taxes and insurance.          4,653           4,454
  Proceeds from issuance of stock under stock plans...............            526             210
  Purchase of treasury stock......................................           (804)          --
  Cash dividends paid.............................................           (639)           (504)
                                                                       ----------      ----------
       Net cash provided by (used in) financing activities........        24,315         (16,743)
                                                                      ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................         11,874          (9,020)
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................................         10,939          22,905
                                                                       ----------      ----------
  End of period...................................................        $22,813         $13,885
                                                                       ----------      ----------
                                                                       ----------      ----------

See Notes to Consolidated Financial Statements.

               MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

    In the opinion of the management of Maryland Federal Bancorp, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of May 31, 1997, and the results of its operations for the three months ended May 31, 1997 and 1996, and cash flows for the three months ended May 31, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 28, 1997. The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE:

    Primary earnings per share for the three months ended May 31, 1997 and 1996 are computed based on the weighted-average number of shares actually outstanding, as adjusted for applicable stock dividends, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 3,283,453 and 3,399,492 for the three months ended May 31, 1997 and 1996, respectively.

    The Company has not separately reported fully diluted earnings per share since the amounts are not materially different from primary earnings per share.

NOTE 3 - COMMON STOCK ISSUED:

    During the three months ended May 31, 1997, 1,395, 2,998, 9,712, 7,500 and 262 shares were issued at $21.07, $22.86, $23.92, $25.13 and $30.48 per share
($29,393, $68,534, $232,311, $188,475 and $7,986), respectively, as a result of stock options being exercised. During the three months ended May 31, 1996, 2,580, 7,700 and 83 shares were issued at $14.43, $22.125 and $24.00 per share
($37,229, $170,363 and $1,992), respectively, as a result of stock options being exercised.

NOTE 4 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                              --------------------------
                                                 1997            1996
                                              ----------      ----------
          Cash paid for:
             Interest......................     $12,840         $13,184
             Income taxes..................          16             111

NOTE 5 - RECLASSIFICATIONS:

    Certain amounts for the three months ended May 31, 1996 have been reclassified for comparative purposes.

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

FINANCIAL CONDITION

    ASSETS. Total assets as of May 31, 1997 increased $29.0 million or 2.6% to $1.16 billion as compared to February 28, 1997. This increase was primarily due to increases of $15.2 million or 1.5% in loans receivable, net (including loans held for sale), $8.8 million or 105.1% in interest-bearing deposits with banks, $3.1 million or 119.8% in cash and due from banks, and $924,000 or 5.2% in Federal funds sold and securities purchased under agreements to resell. The increases in cash and due from banks and interest-bearing deposits with banks were due to management's decision to keep short-term liquidity in the form of such assets.

    LIABILITIES. Total liabilities as of May 31, 1997 increased $27.2 million or 2.6% to $1.06 billion as compared to February 28, 1997. This increase was primarily due to an $18.4 million or 2.3% increase in deposits, a $2.2 million or 1.0% increase in advances from the Federal Home Loan Bank of Atlanta ("FHLB"), a $4.7 million or 51.3% increase in advances from borrowers for taxes and insurance, and a $1.5 million or 79.5% increase in income taxes. The increases in deposits and advances from the FHLB were necessitated by the continued demand for new mortgage loans and home equity lines of credit. The increase in advances from borrowers for taxes and insurance was the result of the increase in the loan portfolio and the accumulation of such funds for the payment of taxes and insurance applicable to mortgage loans to be paid during the third quarter of fiscal 1998.

    Stockholders' Equity. Stockholders' equity increased $1.7 million or 1.8% to $97.0 million at May 31, 1997, versus $95.3 million at February 28, 1997. During the three months ended May 31, 1997, such increase primarily reflects net income of $2.3 million, a $622,000 increase related to the issuance of shares under stock plans during the period, and a $218,000 increase recorded to recognize the net change in unrealized holding gains, net, which were offset by dividends to shareholders of $639,000 and the repurchase of 22,000 shares of the Company's common stock at a cost of $804,000.

RESULTS OF OPERATIONS

    Maryland Federal reported net income of $2.3 million and $1.9 million during the three months ended May 31, 1997 and 1996, respectively. Net income increased by $450,000 or 23.7% during the three months ended May 31, 1997, as compared to the same period in 1996. The increase in net income was the result of a $502,000 increase in net interest income, a $290,000 decrease in noninterest expense, and a $15,000 decrease in provision for loan losses, which more than offset a decrease of $55,000 in noninterest income, and a $302,000 increase in income tax expense, during the three months ended May 31, 1997, as compared to the same period in 1996.

NET INTEREST INCOME

    Net interest income increased by $502,000 or 7.0% for the three months ended May 31, 1997, as compared to the same period in 1996. The increase for the three months ended May 31, 1997 was primarily the result of a 22 basis point net increase in the yield earned on interest-earning assets over the rate paid on interest-bearing liabilities ("interest rate spread"), which more than offset a decrease of $4.2 million or 4.1% in the average balance of interest-earning assets over interest-bearing liabilities, as compared to same period in 1996.

INTEREST INCOME

    LOANS RECEIVABLE. During the three months ended May 31, 1997, interest earned on loans receivable increased by $384,000 or 2.1%, as compared to the same period in 1996. This increase was primarily the result of a $14.3 million or 1.4% increase in the average balance of loans receivable coupled with a 5 basis point increase in the average yield earned thereon to 7.54%. The increase in the average balance of loans receivable reflects the high demand in loan originations for first mortgage loans and consumer and other loans.

    Mortgage-backed and related securities. Interest earned on mortgage-backed and related securities increased by $3,000 or 0.3% during the three months ended May 31, 1997, as compared to the same period in 1996. The increase during the three months ended May 31, 1997 was primarily due to a two basis point increase in the average yield earned on mortgage-backed and related securities to 6.80%, which more than offset a $44,000 or 0.07% decrease in the average balance of such assets, as compared to the same period in 1996.

    Investment securities and other interest-earning assets. Interest earned on investment securities and other interest-earning assets decreased by $170,000 or 17.2% during the three months ended May 31, 1997, as compared to the same period in 1996. This decrease was primarily the result of a $15.3 million or 21.7% decrease in the average balance of investment securities and other interest-earning assets, which more than offset a 31 basis point increase in the average yield earned on such assets during the three months ended May 31, 1997, as compared to the same period in 1996.

INTEREST EXPENSE

    DEPOSITS. Interest expense on deposits during the three months ended May 31, 1997, decreased by $204,000 or 2.0%, as compared to the same period in the prior fiscal year. This decrease was primarily attributable to a 17 basis point decrease in the average rate paid on deposits, which more than offset an $11.4 million or 1.5% increase in the average balance of such deposits, during the three months ended May 31, 1997 as compared to the same period in 1996. The increase in the average balance of deposits during the three months ended May 31, 1997, as compared to the same period in 1996, was due primarily to the competitive interest rates offered on deposits by the Association.

    BORROWED FUNDS. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) decreased by $81,000 or 2.3% during the three months ended May 31, 1997, as compared to the same period in 1996. This decrease was primarily due to a decrease of $8.3 million or 3.5% in the average balance of such funds, which more than offset a 7 basis point increase in the average rate paid on such funds during the three months ended May 31, 1997, as compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

    Loan review procedures are utilized by the Association in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Association's earnings. Maryland Federal's provision for loan losses totaled $70,000 and $85,000 during the three months ended May 31, 1997 and 1996, respectively.

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

    As of May 31, 1997, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $3.7 million ($3,694,000 of which consist of first mortgage loans, with the remaining $40,000 consisting of consumer and other loans) and represented 0.37% of total loans receivable. At February 28, 1997, non-performing loans totaled $4.6 million ($4,595,000 of which consist of first mortgage loans, with the remaining $35,000 consisting of consumer and other loans) and represented 0.47% of total loans receivable. As of May 31, 1997, the allowance for loan losses amounted to $4.7 million and represented 124.6% of non-performing loans. At February 28, 1997, the allowance for loan losses amounted to $4.6 million and represented 99.3% of non-performing loans.

NONINTEREST INCOME

    Total noninterest income decreased $55,000 or 7.5% during the three months ended May 31, 1997, as compared to the same period in 1996. This decrease was the result of decreases of $186,000 or 75.6% in gain on sales of first mortgage loans and $22,000 or 46.8% in other noninterest income, which more than offset increases of $140,000 or 38.1% in banking service charges and fees and $13,000 or 17.1% in loan fees and service charges, during the three months ended May 31, 1997, as compared to the same period in 1996.

NONINTEREST EXPENSE

    Total noninterest expense decreased by $290,000 or 6.1% for the three months ended May 31, 1997, as compared to the same period in 1996. The components of noninterest expense are discussed below.

    Compensation and benefits. During the three months ended May 31, 1997, compensation and benefits decreased by $80,000 or 3.2%, as compared to the same period in 1996, due primarily to a decrease in retirement benefit expense.

    Occupancy and equipment. Occupancy and equipment expense increased $42,000 or 5.9% during the three months ended May 31, 1997, as compared to the same period in 1996. The Association relocated two branch offices and opened one new branch office during the three months ended May 31, 1997. No such offices were relocated or opened during the same period in 1996.

    Federal deposit insurance premiums. During the three months ended May 31, 1997, federal deposit insurance premiums paid to the FDIC decreased $320,000 or 71.3%, as compared to the same period in

1996. This decrease was due primarily to legislation enacted to recapitalize the Savings Association Insurance Fund during calendar year 1996, which also reduced the insurance premium rates from 23 to 6.4 basis points on every $100 of assessable deposits effective January 1, 1997. Federal deposit insurance premiums are a function of the size of the Association's deposit base.

    Loss on foreclosed real estate, net. During the three months ended May 31, 1997, loss on foreclosed real estate, net, increased by $35,000 as compared to the same period in 1996. This increase was primarily the result of a $30,000 provision made for possible losses on foreclosed real estate during the three months ended May 31, 1997. There was no such provision made during the same period in 1996.

    ADVERTISING. During the three months ended May 31, 1997, advertising expense decreased by $26,000 or 14.4%, as compared to the same period in 1996.

    OTHER. During the three months ended May 31, 1997, other noninterest expense increased by $59,000 or 6.3%, as compared to the same period in 1996. This increase was primarily due to increases in legal fees, special services and courier expense, and expenses such as telephone and postage.

INCOME TAXES

    The Company made provisions for income taxes of $1.5 million and $1.2 million during the three months ended May 31, 1997 and 1996, respectively. The $302,000 or 25.6% increase was due primarily to the increased profitability of the Company.

CAPITAL ADEQUACY

    The Association is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At May 31, 1997, the Association had tangible capital equal to 7.75% of adjusted total assets, core capital equal to 7.75% of adjusted total assets and total capital equal to 15.28% of risk-weighted assets.

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

    To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At May 31, 1997, the Association was considered to be "well capitalized."

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

    At May 31, 1997, the Association had $4.6 million of undisbursed loan funds and $53.7 million in approved loan commitments. These commitments were partially offset by $12.1 million in forward commitments to sell. In addition, as of May 31, 1997, the Association had $120.1 million of approved home equity lines of credit, of which $60.8 million had been drawn by borrowers. The Association anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by May 31, 1998 is $442.7 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Association.

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


                                MARYLAND FEDERAL BANCORP, INC.


Date: July 15, 1997             By: /s/ Robert H. Halleck
      -------------                 ---------------------------
                                    Robert H. Halleck, President
                                    and Chief Executive Officer

Date: July 15, 1997             By: /s/ Lynn B. Hounslow
      -------------                 ---------------------------
                                    Lynn B. Hounslow, Senior
                                    Vice President, Treasurer,
                                    Chief Financial Officer and
                                    Principal Accounting Officer