Form 10-Q
period 1997-08-31
MARYLAND FEDERAL BANCORP INC
filed 1997-10-15
CIK 853020

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 1997

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________to________


              Commission File Number 0-18107
                                     -------

                  MARYLAND FEDERAL BANCORP, INC.
--------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

           Maryland                        52-1640579
-------------------------------        ---------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification Number)


3505 Hamilton Street, Hyattsville, MD.             20782
---------------------------------------          ---------
(Address of principal executive office)          (Zip Code)

Registrant's telephone number,
  including area code:            (301) 779-1200
                                  --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO
                                                     ----     ----
    Number of Shares of Common Stock Outstanding as of
                     October 9, 1997


    Title of Class           Number of Shares Outstanding
---------------------        -----------------------------
    Common Stock ($.01            3,237,081 Shares
    par value per share)

                                   INDEX



PART I - FINANCIAL INFORMATION:                            PAGE

    Item 1.   Financial Statements:

              Consolidated Statements of Financial
              Condition as of August 31, 1997 and
              February 28, 1997                              1

              Consolidated Statements of Income and
              Retained Earnings for the six and three
              months ended August 31, 1997 and 1996          2

              Consolidated Statements of Cash Flows for
              the six months ended August 31, 1997 and
              1996                                           3

              Notes to Consolidated Financial Statements    4-5

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   6-13


PART II - OTHER INFORMATION:

    Item 1.   Legal Proceedings                              14

    Item 2.   Changes in Securities                          14

    Item 3.   Defaults upon Senior Securities                14

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                        14

    Item 5.   Other Information                              14

    Item 6.   Exhibits and Reports on Form 8-K               14


SIGNATURES                                                   15

                MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                             AUGUST 31,           FEBRUARY 28,
                                                                1997                  1997
                                                     ---------------------------  ------------
                                                                        (IN THOUSANDS)
ASSETS
Cash and due from banks............................                      $10,396  $      2,558
Interest-bearing deposits with banks...............                       33,473         8,381
Federal funds sold and securities purchased under
  agreements to resell.............................                       14,417        17,665
Securities available for sale......................                       61,070        69,360
Securities held to maturity (fair value,
  $18,430,000 and $11,417,000, respectively)                              18,449        11,448
Loans held for sale, at cost.......................                        8,149         2,679
Loans receivable, net..............................                    1,001,103       989,273
Accrued interest receivable........................                        6,077         6,021
Federal Home Loan Bank stock, at cost..............                       11,472        11,364
Foreclosed real estate, net........................                        1,225         1,299
Premises and equipment, net........................                        4,715         4,576
Other assets.......................................                        4,460         3,859
                                                     ---------------------------  ------------
Total assets.......................................                  $1,175,006   $  1,128,483
                                                     ---------------------------  ------------
                                                     ---------------------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits...........................................                     $823,183  $    788,933
Advances from Federal Home Loan Bank of Atlanta....                      224,430       226,280
Advances from borrowers for taxes and insurance....                       15,270         9,074
Income taxes.......................................                        2,237         1,898
Accrued expenses and other liabilities.............                       10,189         7,037
                                                     ---------------------------  ------------
Total liabilities..................................                    1,075,309     1,033,222
                                                     ---------------------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized; none
  issued Common stock; $.01 par value; 15,000,000 shares
  authorized; 4,139,121 and 4,093,576 shares
  issued, respectively.............................                          41             41
Additional paid-in capital.........................                      43,982         42,625
Retained earnings, substantially restricted........                      70,435         66,976
Unrealized holding gains, net......................                       3,259          2,835
Treasury stock, at cost; 905,426 shares and 883,426
  shares, respectively.............................                      (18,020)      (17,216)
                                                     ---------------------------  ------------
Total stockholders' equity.........................                       99,697        95,261
                                                     ---------------------------  ------------
Total liabilities and stockholders' equity.........                   $1,175,006  $  1,128,483
                                                     ---------------------------  ------------
                                                     ---------------------------  ------------

    See Notes to Consolidated Financial Statements.

                      MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                       (Unaudited)

                                                               SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                  AUGUST 31,            AUGUST 31,
                                                             --------------------  --------------------
                                                               1997       1996       1997       1996
                                                             ---------  ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income:
Loans receivable:
First mortgage loans.......................................  $  33,524  $  33,846  $  16,747  $  16,836
Consumer and other loans...................................      4,535      3,293      2,355      1,730
Securities available for sale and held to maturity.........      2,521      2,709      1,238      1,357
Other interest-earning assets..............................      1,524      1,254        890        522
                                                             ---------  ---------  ---------  ---------
Total interest income......................................     42,104     41,102     21,230     20,445
                                                             ---------  ---------  ---------  ---------
Interest expense:
Deposits...................................................     19,860     19,573     10,103      9,612
Advances from Federal Home Loan
Bank of Atlanta............................................      6,801      6,870      3,390      3,379
Advances from borrowers for taxes and insurance............         17         20          9         11
                                                             ---------  ---------  ---------  ---------
Total interest expense.....................................     26,678     26,463     13,502     13,002
                                                             ---------  ---------  ---------  ---------
Net interest income........................................     15,426     14,639      7,728      7,443
Provision for loan losses..................................        130        145         60         60
                                                             ---------  ---------  ---------  ---------
Net interest income after provision for loan losses........     15,296     14,494      7,668      7,383
                                                             ---------  ---------  ---------  ---------
Noninterest income:
Banking service charges and fees...........................      1,075        752        568        385
Loan fees and service charges..............................        189        174        100         98
Gain on sales of first mortgage loans......................        169        386        109        140
Gain on sales of securities................................        165         --        165         --
Other......................................................         49         73         24         26
                                                             ---------  ---------  ---------  ---------
Total noninterest income...................................      1,647      1,385        966        649
                                                             ---------  ---------  ---------  ---------
Noninterest expense:
Compensation and benefits..................................      4,982      4,963      2,579      2,480
Occupancy and equipment....................................      1,518      1,501        760        785
Federal deposit insurance premiums.........................        257        905        128        456
Loss (gain) on foreclosed real estate, net.................         34         41         (6)        36
Advertising................................................        322        326        167        145
Other......................................................      2,042      1,864      1,046        927
                                                             ---------  ---------  ---------  ---------
Total noninterest expense..................................      9,155      9,600      4,674      4,829
                                                             ---------  ---------  ---------  ---------
Income before income taxes.................................      7,788      6,279      3,960      3,203
Income tax expense.........................................      3,011      2,461      1,531      1,283
                                                             ---------  ---------  ---------  ---------
NET INCOME.................................................      4,777      3,818      2,429      1,920
Retained earnings, substantially restricted:
Balance, beginning of period...............................     66,976     67,492     68,685     68,884
Cash dividends.............................................     (1,318)      (999)      (679)      (493)
                                                             ---------  ---------  ---------  ---------
Balance, end of period.....................................  $  70,435  $  70,311  $  70,435  $  70,311
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------
Primary earnings per share.................................  $    1.44  $    1.14  $     .72  $     .58
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

See Notes to Consolidated Financial Statements


                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF
                              CASH FLOWS (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                               AUGUST 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..............................................................  $   4,777  $   3,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Premises and equipment..................................................        390        428
Other...................................................................       (524)      (584)
Loans originated for sale...............................................    (29,616)   (39,671)
Sale of loans originated for sale.......................................     24,146     50,267
Provision for losses on loans and foreclosed real estate................        190        145
Gain on sales of securities.............................................       (165)        --
Gain on sales of foreclosed real estate.................................        (84)       (37)
Deferred income taxes...................................................       (378)      (438)
Tax benefits relating to stock options..................................        268         86
Decrease (increase) in:
Accrued interest receivable.............................................        (56)       (34)
Other assets............................................................       (745)       119
Increase in:
Current income taxes payable............................................        718      1,304
Accrued expenses and other liabilities..................................      2,884      1,396
                                                                          ---------  ---------
Net cash provided by operating activities...............................      1,805     16,799
                                                                          ---------  ---------
INVESTING ACTIVITIES:
Loans originated........................................................    (97,071)   (66,417)
Principal collected on loans............................................     84,743     56,075
Purchases of securities:
Available for sale......................................................     (3,024)    (2,085)
Held to maturity........................................................     (6,984)    (9,867)
Principal collected on mortgage-backed and related securities...........      5,676      6,146
Proceeds from maturities of securities:
Available for sale......................................................        620      5,292
Held to maturity........................................................         --      3,000
Proceeds from sales of securities.......................................      5,902         --
Net decrease (increase) in federal funds sold and securities purchased
  under agreements to resell............................................      3,248     (3,427)
Decrease (increase) in Federal Home Loan Bank stock.....................       (108)     1,050
Proceeds from sales of foreclosed real estate...........................      1,053        449
Purchases of premises and equipment.....................................       (529)      (401)
                                                                          ---------  ---------
Net cash used in investing activities...................................     (6,474)   (10,185)
                                                                          ---------  ---------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits.....................................     34,250     (1,751)
Proceeds from Federal Home Loan Bank advances...........................     52,100     43,250
Principal payments on Federal Home Loan Bank advances...................    (53,950)   (59,500)
Net increase in advances from borrowers for taxes and insurance.........      6,196      6,393
Proceeds from issuance of stock under stock plans.......................      1,089        503
Purchase of treasury stock..............................................       (804)    (5,503)
Cash dividends paid.....................................................     (1,282)    (1,010)
                                                                          ---------  ---------
Net cash provided by (used in) financing activities.....................     37,599    (17,618)
                                                                          ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................     32,930    (11,004)
CASH AND CASH EQUIVALENTS:
Beginning of period.....................................................     10,939     22,905
                                                                          ---------  ---------
End of period...........................................................  $  43,869  $  11,901
                                                                          ---------  ---------
                                                                          ---------  ---------

    See Notes to Consolidated Financial Statements.

         MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of the management of Maryland Federal Bancorp, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of August 31, 1997, and the results of its operations for the six and three months ended August 31, 1997 and 1996, and cash flows for the six months ended August 31, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 28, 1997. The results of operations for the period ended August 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE:

    Primary earnings per share for the six months ended August 31, 1997 and 1996 are computed based on the weighted-average number of shares actually outstanding, as adjusted for applicable stock dividends, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 3,312,845 and 3,345,786 for the six months ended August 31, 1997 and 1996, respectively.

    The Company has not separately reported fully diluted earnings per share since the amounts are not materially different from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly-held common stock, effective for periods ending after December 15, 1997. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. The impact of implementation is not quantified; however, the Company expects upon adoption, Basic EPS will be slightly higher than Primary EPS and Diluted EPS will be approximately the same as Fully Diluted EPS.

NOTE 3 - COMMON STOCK ISSUED:

    During the six months ended August 31, 1997, 10,034, 4,530, 19,137, 7,500 and 922 shares were issued at $21.07, $22.86, $23.92,
$25.13 and $30.48 per share ($211,416, $103,556, $457,757, $188,475 and $28,103), respectively, as a result of stock options being exercised. During the six months ended August 31, 1996, 8,730, 11,400 and 833 shares were issued at $14.43, $22.125 and $24.00 per share ($125,974, $252,225 and $19,992), respectively, as a result of stock options being exercised. In addition, 3,422 shares were issued at $29.32 per share ($100,333) and 4,310 shares were issued at $24.33 per share ($104,862) through Maryland Federal Bank's (which changed its name from Maryland Federal Savings and Loan Association effective September 21, 1997) Employee Stock Purchase Plan during the six months ended August 31, 1997 and 1996, respectively.


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.


NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                  Six Months Ended August 31,
                                  ---------------------------
                                      1997        1996
                                  ------------  -------------
                                       (In Thousands)
    Cash paid for:
      Interest                         $26,080   $25,539
      Income taxes                       3,329     1,482


NOTE 6 - RECLASSIFICATIONS:

    Certain amounts for the six and three months ended August 31, 1996 have been reclassified for comparative purposes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


GENERAL

    Maryland Federal Bancorp, Inc. (the "Company") is the unitary savings and loan holding company of Maryland Federal Bank (the "Bank", which changed its name from Maryland Federal Savings and Loan Association effective September 21, 1997) and its subsidiary. The Company and the Bank are sometimes collectively referred to as "Maryland Federal." The Company currently owns 100% of the issued and outstanding common stock of the Bank, which is the principal asset of the Company. The Company does not presently own or operate any subsidiaries other than the Bank and its subsidiary.

    Maryland Federal's earnings are primarily dependent upon its net interest income, which is determined by the Bank's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of its interest-earning assets and interest-bearing liabilities. The Bank's net income is also affected by the level of its noninterest income, provision for estimated losses on loans and noninterest expense.

    Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by consumer demand, the interest rate environment, and the availability of funds.

FINANCIAL CONDITION

    Assets. Total assets as of August 31, 1997 increased $46.5 million or 4.1% to $1.18 billion as compared to February 28, 1997. This increase was primarily due to increases of $17.3 million or 1.7% in loans receivable, net (including loans held for sale), $25.1 million or 299.4% in interest-bearing deposits with banks, $7.8 million or 306.4% in cash and due from banks, and $7.0 million or 61.2% in securities held to maturity. These increases were partially offset by decreases of $8.3 million or 12.0% in securities available for sale, and $3.2 million or 18.4% in Federal funds sold and securities purchased under agreements to resell. The increases in cash and due from banks and interest-bearing deposits with banks were due to management's decision to grow the Bank's short-term liquidity in the form of such assets.

    Liabilities. Total liabilities as of August 31, 1997 increased $42.1 million or 4.1% to $1.08 billion as compared to February 28, 1997. This increase was primarily due to a $34.3 million or 4.3% increase in deposits, a $6.2 million or 68.3% increase in advances from borrowers for taxes and insurance, and a $3.2 million or 44.8% increase in accrued expenses and other liabilities. These increases were partially offset by the decrease of $1.9 million or 0.8% in advances from the Federal Home Loan Bank of Atlanta ("FHLB"). The increase in deposits was necessitated by the continued demand for consumer and other loans, including home equity lines of credit, and management's intent to grow short-term liquidity. The increase in advances from borrowers for taxes and insurance was the result of the accumulation of such funds for the payment of taxes and insurance applicable to mortgage loans to be paid during the third quarter of fiscal 1998.

    Stockholders' Equity.  Stockholders' equity increased $4.4 million or 4.7% to $99.7 million at August 31, 1997, versus $95.3 million at February 28, 1997. During the six months ended August 31, 1997, such increase primarily reflects net income of $4.8 million, a $1.4 million increase related to the issuance of shares under Maryland Federal's stock plans, and a $424,000 increase recorded to recognize the net change in unrealized holding gains, net, which were offset by dividends to shareholders of $1.3 million and the repurchase of 22,000 shares of the Company's common stock at a cost of $804,000.

RESULTS OF OPERATIONS

    Maryland Federal reported net income of $4.8 million and $3.8 million during the six months ended August 31, 1997 and 1996, respectively. Net income increased by $959,000 or 25.1% during the six months ended August 31, 1997, as compared to the same period in 1996. The increase in net income was the result of a $787,000 increase in net interest income, a $262,000 increase in noninterest income, a $445,000 decrease in noninterest expense, and a $15,000 decrease in provision for loan losses, which more than offset a $550,000 increase in income tax expense, during the six months ended August 31, 1997, as compared to the same period in 1996. Maryland Federal reported net income of $2.4 million and $1.9 million during the three months ended August 31, 1997 and 1996, respectively. Net income increased by $509,000 or 26.5% during the three months ended August 31, 1997, as compared to the same period in 1996. The increase in net income was the result of a $285,000 increase in net interest income, a $317,000 increase in noninterest income, and a $155,000 decrease in noninterest expense, which more than offset a $248,000 increase in income tax expense, during the three months ended August 31, 1997, as compared to the same period in 1996.

Net Interest Income

    Net interest income increased by $787,000 or 5.4% and $285,000 or 3.8% for the six and three months ended August 31, 1997, respectively, as compared to the same periods in 1996. The increase for the six months ended August 31, 1997 was primarily the result of a 12 basis point net increase in the yield earned on interest-earning assets over the rate paid on interest-bearing liabilities ("interest rate spread"), which more than offset a $2.4 million or 2.3% decrease in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1996. The increase for the three months ended August 31, 1997 was primarily the result of a 4 basis point net increase in the interest rate spread, which more than offset a $513,000 or 0.5% decrease in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1996.

Interest Income

    Loans receivable. During the six months ended August 31, 1997, interest earned on loans receivable increased by $920,000 or 2.5%, as compared to the same period in 1996. This increase was primarily the result of a $17.7 million or 1.8% increase in the average balance of loans receivable coupled with a 5 basis point increase in the average yield earned thereon to 7.54%. During the three months ended August 31, 1997, interest earned on loans receivable increased by $536,000 or 2.9%, as compared to the same period in 1996. This increase was primarily the result of a $21.1 million or 2.1% increase in the average balance of loans receivable coupled with a 5 basis point increase in the average yield earned thereon to 7.54%. The increase in the average balance of loans receivable during both six and three month periods reflects the high demand in loan originations for consumer and other loans.

    Mortgage-backed and related securities. During the six and three months ended August 31, 1997, interest earned on mortgage-backed and related securities decreased by $49,000 or 2.3% and $52,000 or 4.8%, respectively, as compared to the same periods in 1996. These decreases were the result of a $1.2 million or 1.9% and a $2.4 million or 3.7% decrease in the average balance of mortgage-backed and related securities, respectively, coupled with a 3 and 8 basis point decrease in the average yield earned on such securities to 6.77% and 6.73%, respectively, during the six and three months ended August 31, 1997 as compared to the same periods in 1996, respectively. The decrease in the average balance of mortgage-backed and related securities reflects the sale of a portion of such securities during the second quarter of fiscal 1998.

    Investment securities and other interest-earning assets.
During the six and three months ended August 31, 1997, interest earned on investment securities and other interest-earning assets increased by $131,000 or 7.3% and $301,000 or 37.5%, respectively, as compared to the same periods in 1996. These increases during the six and three months ended August 31, 1997, were primarily the result of a $1.8 million or 2.9% and an $18.9 million or 34.0% increase in the average balance of investment securities and other interest-earning assets, respectively, coupled with a 24 and 15 basis point increase in the average yield earned on such assets to 5.92% and 5.93%, respectively, as compared to the same periods in 1996.

Interest Expense

    Deposits. Interest expense on deposits during the six and three months ended August 31, 1997, increased by $287,000 or 1.5% and $491,000 or 5.1%, respectively, as compared to the same periods in the prior fiscal year. These increases during the six and three months ended August 31, 1997, were primarily attributable to a $26.2 million or 3.4% and a $41.1 million or 5.3% increase in the average balance of deposits, respectively, which more than offset a nine and one basis point decrease in the average rate paid on such deposits, respectively, as compared to the same periods in 1996. The increase in the average balance of deposits during the six and three months ended August 31, 1997, as compared to the same periods in 1996, was due primarily to the competitive interest rates offered on deposits by the Bank.

    Borrowed funds. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) decreased by $72,000 or 1.0% during the six months ended August 31, 1997, as compared to the same period in 1996. This decrease was primarily due to a decrease of $5.6 million or 2.4% in the average balance of such funds, which more than offset an 8 basis point increase in the average rate paid on such funds during the six months ended August 31, 1997, as compared to the same period in 1996. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) increased by $9,000 or 0.3% during the three months ended August 31, 1997, as compared to the same period in 1996. This increase was primarily due to a 10 basis point increase in the average rate paid on such funds, which more than offset a $3.0 million or 1.3% decrease in the average balance of such funds during the three months ended August 31, 1997, as compared to the same period in 1996.

Provision for Loan Losses

    Loan review procedures are utilized by the Bank in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Bank's earnings. During the six and three months ended August 31, 1997, the Bank's provision for loan losses totaled $130,000 and $60,000, respectively, as compared to $145,000 and $60,000, respectively, during the same respective prior periods in 1996.

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

    As of August 31, 1997, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $4.3 million ($4,253,000 of which consist of first mortgage loans, with the remaining $33,000 consisting of consumer and other loans) and represented 0.42% of total loans receivable. At February 28, 1997, non-performing loans totaled $4.6 million ($4,595,000 of which consist of first mortgage loans, with the remaining $35,000 consisting of consumer and other loans) and represented 0.47% of total loans receivable. As of August 31, 1997, the allowance for loan losses amounted to $4.7 million and represented 110.0% of non-performing loans. At February 28, 1997, the allowance for loan losses amounted to $4.6 million and represented 99.3% of non-performing loans.

Noninterest Income

    Total noninterest income increased by $262,000 or 18.9% and $317,000 or 48.8% during the six and three months ended August 31, 1997, respectively, as compared to the same periods in 1996. During the six months ended August 31, 1997, the increase was primarily the result of a $323,000 or 43.0% increase in banking service charges and fees, and a $165,000 or 100.0% increase in gain on sales of securities, which more than offset a decrease of $217,000 or 56.2% in gain on sales of first mortgage loans, as compared to the same period in 1996. During the three months ended August 31, 1997, the increase was primarily the result of a $183,000 or 47.5% increase in banking service charges and fees, and a $165,000 or 100.0% increase in gain on sales of securities, which more than offset a decrease of $31,000 or 22.1% in gain on sales of first mortgage loans, as compared to the same period in 1996. There were no sales of securities during the six and three months ended August 31, 1996.

Noninterest Expense

    Total noninterest expense decreased by $445,000 or 4.6% and $155,000 or 3.2% for the six and three months ended August 31, 1997, respectively, as compared to the same periods in 1996. The components of noninterest expense are discussed below.

    Compensation and benefits. During the six and three months ended August 31, 1997, compensation and benefits increased by $19,000 or 0.4% and $99,000 or 4.0%, respectively, as compared to the same periods in 1996, due primarily to an increase in employee compensation and related payroll tax expense, which more than offset a decrease in retirement benefit expense.

    Occupancy and equipment. During six months ended August 31, 1997, occupancy and equipment expense increased $17,000 or 1.1%, as compared to the same period in 1996. The Bank relocated two branch offices and opened one new branch office during the first quarter of the fiscal year ending February 28, 1998. During the three months ended August 31, 1997, occupancy and equipment expense decreased by

$25,000 or 3.2%, as compared to the same period in 1996. No such offices were relocated or opened during the same periods in 1996.

    Federal deposit insurance premiums. During the six and three months ended August 31, 1997, federal deposit insurance premiums to the FDIC decreased $648,000 or 71.6% and $328,000 or 71.9%, respectively, as compared to the same periods in 1996. These decreases were due primarily to legislation enacted to recapitalize the Savings Association Insurance Fund during calendar year 1996, which also reduced the insurance premium rates payable by the Bank from 23 to 6.4 basis points on every $100 of assessable deposits effective January 1, 1997. Federal deposit insurance premiums are a function of the size of the Bank's deposit base.

    Loss (gain) on foreclosed real estate, net. During the six and three months ended August 31, 1997, loss (gain) on foreclosed real estate, net, decreased by $7,000 or 17.1% and $42,000 or 116.7%, respectively, as compared to the same periods in 1996.

    Advertising. During the six months ended August 31, 1997, advertising expense decreased by $4,000 or 1.2%, as compared to the same period in 1996. During the three months ended August 31, 1997, advertising expense increased by $22,000 or 15.2%, as compared to the same period in 1996.

    Other. During the six and three months ended August 31, 1997, other noninterest expense increased by $178,000 or 9.5% and $119,000 or 12.8%, respectively, as compared to the same periods in 1996.
These increases were primarily due to increases in legal fees, special services and courier expense, and expenses such as telephone and postage.

Income Taxes

    During the six and three months ended August 31, 1997, the Company made provisions for income taxes of $3.0 million and $1.5 million, respectively, as compared to $2.5 million and $1.3 million during the six and three months ended August 31, 1996, respectively. The $550,000 or 22.3% and $248,000 or 19.3% increases during the six and three months ended August 31, 1997, respectively, were due primarily to the increased profitability of the Company as compared to the same periods in 1996.

CAPITAL ADEQUACY

    The Bank is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At August 31, 1997, the Bank had tangible capital equal to 7.90% of adjusted total assets, core capital equal to 7.90% of adjusted total assets and total capital equal to 15.61% of risk-weighted assets.

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

     However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS or to request use of their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with "above normal" interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Because of the Bank's strong capitalization, management does not believe that compliance with the new rule would adversely affect its operations.

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

    To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At August 31, 1997, the Bank was considered to be "well capitalized."

LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required under certain federal regulations to maintain specified levels of "liquid" investments including United

States Government and federal agency securities and other investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. The Bank has consistently maintained liquidity at or above the levels required by the regulations.

    The Bank's principal sources of funds are deposits, amortization and prepayment of outstanding loans, borrowed funds and proceeds from the sale of loans. During the past several years, the Bank has used such funds primarily to maintain its required liquidity levels, meet its ongoing commitments to fund maturing savings certificates and savings withdrawals, and fund existing and continuing loan commitments.

    At August 31, 1997, the Bank had $5.7 million of undisbursed loan funds and $57.2 million in approved loan commitments. These commitments were partially offset by $28.0 million in forward commitments to sell. In addition, as of August 31, 1997, the Bank had $134.1 million of approved home equity lines of credit, of which $69.6 million had been drawn by borrowers. The Bank anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by August 31, 1998 is $496.7 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Bank.

IMPACT OF INFLATION AND CHANGING PRICES

    The consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles, which typically requires the measurement of financial position and operating result in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

         Not Applicable

Item 3 - Defaults upon Senior Securities

    Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         The 1997 Annual meeting of Stockholders of Maryland Federal Bancorp, Inc. was held on June 18, 1997. Present at the meeting in person or by proxy were 2,799,731 shares or 87.4% of the Company's 3,204,485 outstanding shares. The stockholders voted to approve the re-election of two directors for three year terms by 99.1% of the outstanding shares, and to ratify the appointment of Stoy, Malone & Company, P.C. as the Company's independent auditors by 98.9% of the outstanding shares.


Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         Not Applicable

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     MARYLAND FEDERAL BANCORP, INC.



Date: October 15, 1997       By:/s/ Robert H. Halleck
                                ---------------------------
                             Robert H. Halleck, President
                             and Chief Executive Officer

Date: October 15, 1997       By:/s/ Lynn B. Hounslow
                                ---------------------------
                             Lynn B. Hounslow, Senior
                             Vice President, Treasurer,
                             Chief Financial Officer and
                             Principal Accounting Officer