Form 10-Q
period 1997-11-30
MARYLAND FEDERAL BANCORP INC
filed 1998-01-14
CIK 853020

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1997
                                             -----------------
                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                            --------  --------

                   Commission File Number 0-18107


                           MARYLAND FEDERAL BANCORP, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                 Maryland                          52-1640579
      -------------------------------          ----------------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification Number)


         3505 Hamilton Street, Hyattsville, MD.              20782
        --------------------------------------            -----------
        (Address of principal executive office)           (Zip Code)

  Registrant's telephone number,
     including area code:             (301) 779-1200
                                     ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO_____

           Number of Shares of Common Stock Outstanding as of
                             January 8, 1998


     Title of Class                       Number of Shares Outstanding
   --------------------                   ----------------------------
     Common Stock ($.01                        6,481,262 Shares
     par value per share)

                                   INDEX



PART I - FINANCIAL INFORMATION:                             PAGE
                                                           ------

     Item 1.   Financial Statements:

               Consolidated Statements of Financial
               Condition as of November 30, 1997 and
               February 28, 1997                              1

               Consolidated Statements of Income and
               Retained Earnings for the nine and three
               months ended November 30, 1997 and 1996        2

               Consolidated Statements of Cash Flows for
               the nine months ended November 30, 1997 and
               1996                                           3

               Notes to Consolidated Financial Statements    4-6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   7-15

     Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                              15


PART II - OTHER INFORMATION:

     Item 1.   Legal Proceedings                              16

     Item 2.   Changes in Securities                          16

     Item 3.   Defaults upon Senior Securities                16

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                        16

     Item 5.   Other Information                              16

     Item 6.   Exhibits and Reports on Form 8-K               16


SIGNATURES                                                    17

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                                       NOVEMBER 30,  FEBRUARY 28,
                                                                                           1997          1997
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
ASSETS
Cash and due from banks..............................................................   $    9,136   $      2,558
Interest-bearing deposits with banks.................................................       42,671          8,381
Federal funds sold and securities purchased under agreements to resell...............       17,288         17,665
Securities available for sale........................................................       71,928         69,360
Securities held to maturity (fair value, $23,451,000 and $11,417,000,
  respectively)......................................................................       23,438         11,448
Loans held for sale, at cost.........................................................        6,243          2,679
Loans receivable, net................................................................      984,858        989,273
Accrued interest receivable..........................................................        6,355          6,021
Federal Home Loan Bank stock, at cost................................................       12,547         11,364
Foreclosed real estate, net..........................................................        1,532          1,299
Premises and equipment, net..........................................................        4,870          4,576
Other assets.........................................................................        3,428          3,859
                                                                                       ------------  ------------
        Total assets.................................................................   $1,184,294   $  1,128,483
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits.............................................................................   $  823,915   $    788,933
Advances from Federal Home Loan Bank of Atlanta......................................      241,930        226,280
Advances from borrowers for taxes and insurance......................................        4,105          9,074
Income taxes.........................................................................        1,511          1,898
Accrued expenses and other liabilities...............................................       10,249          7,037
                                                                                       ------------  ------------
        Total liabilities............................................................    1,081,710      1,033,222
                                                                                       ------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock; 10,000,000 shares authorized; none issued...........................       --            --
Common stock; $.01 par value; 15,000,000 shares authorized; 8,286,714 and 4,093,576
  shares issued, respectively........................................................           83             41
Additional paid-in capital...........................................................       44,083         42,625
Retained earnings, substantially restricted..........................................       72,232         66,976
Unrealized holding gains, net........................................................        4,206          2,835
Treasury stock, at cost; 1,810,852 shares and 883,426 shares, respectively...........      (18,020)       (17,216)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................      102,584         95,261
                                                                                       ------------  ------------
        Total liabilities and stockholders' equity...................................   $1,184,294   $  1,128,483
                                                                                       ------------  ------------
                                                                                       ------------  ------------

See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                  (UNAUDITED)


                                                                         NINE MONTHS ENDED     THREE MONTHS ENDED
                                                                            NOVEMBER 30,          NOVEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
    Loans receivable:
      First mortgage loans............................................  $  50,175  $  50,589  $  16,651  $  16,743
      Consumer and other loans........................................      7,042      5,160      2,507      1,867
    Securities available for sale and held to maturity................      3,869      3,931      1,348      1,222
    Other interest-earning assets.....................................      2,513      1,841        989        587
                                                                        ---------  ---------  ---------  ---------
        Total interest income.........................................     63,599     61,521     21,495     20,419
                                                                        ---------  ---------  ---------  ---------
Interest expense:
    Deposits..........................................................     29,947     29,258     10,087      9,685
    Advances from Federal Home Loan Bank of Atlanta...................     10,303     10,152      3,502      3,282
    Advances from borrowers for taxes and insurance...................         18         23          1          3
                                                                        ---------  ---------  ---------  ---------
        Total interest expense........................................     40,268     39,433     13,590     12,970
                                                                        ---------  ---------  ---------  ---------
Net interest income...................................................     23,331     22,088      7,905      7,449
Provision for loan losses.............................................        160        195         30         50
                                                                        ---------  ---------  ---------  ---------
Net interest income after provision for loan losses...................     23,171     21,893      7,875      7,399
                                                                        ---------  ---------  ---------  ---------
Noninterest income:
    Banking service charges and fees..................................      1,631      1,213        556        461
    Loan fees and service charges.....................................        341        257        152         83
    Gain on sales of first mortgage loans.............................        440        501        271        115
    Gain on sales of securities.......................................        165     --         --         --
    Other.............................................................         94         78         45          5
                                                                        ---------  ---------  ---------  ---------
        Total noninterest income......................................      2,671      2,049      1,024        664
                                                                        ---------  ---------  ---------  ---------
Noninterest expense:
    Compensation and benefits.........................................      7,634      7,474      2,652      2,511
    Occupancy and equipment...........................................      2,323      2,271        805        770
    SAIF recapitalization assessment..................................     --          5,077     --          5,077
    Federal deposit insurance premiums................................        386      1,294        129        389
    Loss on foreclosed real estate, net...............................         83        101         49         60
    Advertising.......................................................        451        434        129        108
    Other.............................................................      3,045      2,835      1,003        971
                                                                        ---------  ---------  ---------  ---------
        Total noninterest expense.....................................     13,922     19,486      4,767      9,886
                                                                        ---------  ---------  ---------  ---------
Income (loss) before income taxes.....................................     11,920      4,456      4,132     (1,823)
Income tax expense (benefit)..........................................      4,617        151      1,606     (2,310)
                                                                        ---------  ---------  ---------  ---------
NET INCOME............................................................      7,303      4,305      2,526        487
Retained earnings, substantially restricted:
    Balance, beginning of period......................................     66,976     67,492     70,435     70,311
    Stock dividends...................................................     --         (4,884)    --         (4,884)
    Cash dividends....................................................     (2,047)    (1,515)      (729)      (516)
                                                                        ---------  ---------  ---------  ---------
    Balance, end of period............................................  $  72,232  $  65,398  $  72,232  $  65,398
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Primary earnings per share............................................  $    1.10  $     .65  $     .38  $     .08
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                 NOVEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................................................  $    7,303  $    4,305
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization:
      Premises and equipment..............................................................         618         660
      Other...............................................................................        (813)       (856)
    Loans originated for sale.............................................................     (59,110)    (54,529)
    Sale of loans originated for sale.....................................................      55,546      67,191
    Provision for losses on loans and foreclosed real estate..............................         300         235
    Gain on sales of securities...........................................................        (165)     --
    Gain on sales of foreclosed real estate...............................................        (127)        (55)
    Deferred income taxes.................................................................        (897)        309
    Tax benefits relating to stock options................................................         305         119
    Decrease (increase) in:
      Accrued interest receivable.........................................................        (334)         15
      Other assets........................................................................         216      (2,002)
    Increase (decrease) in:
      Current income taxes payable........................................................        (315)       (525)
      Accrued expenses and other liabilities..............................................       3,126       1,428
                                                                                            ----------  ----------
          Net cash provided by operating activities.......................................       5,653      16,295
                                                                                            ----------  ----------
INVESTING ACTIVITIES:
  Loans originated........................................................................    (124,890)    (93,847)
  Principal collected on loans............................................................     128,436      83,749
  Purchases of securities:
    Available for sale....................................................................     (15,088)     (3,985)
    Held to maturity......................................................................     (18,965)    (12,870)
  Principal collected on mortgage-backed and related securities...........................       8,438       8,831
  Proceeds from maturities of securities:
    Available for sale....................................................................         620       5,293
    Held to maturity......................................................................       7,000      11,000
  Proceeds from sales of securities.......................................................       5,902      --
  Net decrease in federal funds sold and securities purchased under agreements to
    resell................................................................................         377         762
  Decrease (increase) in Federal Home Loan Bank stock.....................................      (1,183)      1,237
  Proceeds from sales of foreclosed real estate...........................................       1,387       1,162
  Purchases of premises and equipment.....................................................        (912)       (597)
                                                                                            ----------  ----------
          Net cash provided by (used in) investing activities.............................      (8,878)        735
                                                                                            ----------  ----------
FINANCING ACTIVITIES:
  Net increase in deposits................................................................      34,982      13,168
  Proceeds from Federal Home Loan Bank advances...........................................     106,100      92,000
  Principal payments on Federal Home Loan Bank advances...................................     (90,450)   (113,750)
  Net decrease in advances from borrowers for taxes and insurance.........................      (4,969)     (4,993)
  Proceeds from issuance of stock under stock plans.......................................       1,195         650
  Purchase of treasury stock..............................................................        (804)     (5,880)
  Cash dividends paid.....................................................................      (1,961)     (1,502)
                                                                                            ----------  ----------
          Net cash provided by (used in) financing activities.............................      44,093     (20,307)
                                                                                            ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................      40,868      (3,277)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................................................................      10,939      22,905
                                                                                            ----------  ----------
  End of period...........................................................................  $   51,807  $   19,628
                                                                                            ----------  ----------
                                                                                            ----------  ----------

See Notes to Consolidated Financial Statements.

            MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of the management of Maryland Federal Bancorp, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of November 30, 1997, and the results of its operations for the nine and three months ended November 30, 1997 and 1996, and cash flows for the nine months ended November 30, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 28, 1997. The results of operations for the period ended November 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 - TWO-FOR-ONE STOCK SPLIT:

     On October 17, 1997, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a 100 percent stock dividend paid on November 21, 1997, to shareholders of record at the close of business on November 7, 1997. Par value remains at $.01 per share as a result of transferring $41,425 to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. All historical weighted average share and per share amounts have been restated to reflect the stock split. Share amounts presented in the Consolidated Statements of Financial Condition reflect the actual share amounts outstanding for each period presented.

NOTE 3 - EARNINGS PER SHARE:

     Primary earnings per share for the nine months ended November 30, 1997 and 1996 are computed based on the weighted-average number of shares actually outstanding, as adjusted for applicable stock dividends and stock splits, plus the shares that would be outstanding assuming exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock during the period. The number of shares used in the computations of primary earnings per share was 6,661,333 and 6,644,418 for the nine months ended November 30, 1997 and 1996, respectively.

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

NOTE 4 - COMMON STOCK ISSUED:

     During the nine months ended November 30, 1997, 47,209 shares were issued at an average of $23.18 per share ($1,094,000) as a result of stock options being exercised. During the nine months ended November 30, 1996, 28,212 shares were issued at an average of $19.31 per share ($545,000) as a result of stock options being exercised. In addition, 3,422 shares were issued at $29.32 per share ($100,000) and 4,310 shares were issued at $24.33 per share ($105,000) through Maryland Federal Bank's (which changed its name from Maryland Federal Savings and Loan Association effective September 21,
1997) Employee Stock Purchase Plan during the nine months ended November 30, 1997 and 1996, respectively.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS:

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

NOTE 6 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                             Nine Months Ended
                                                November 30,
                                            --------------------
                                              1997        1996
                                            --------     -------
                                               (In Thousands)

      Cash paid for:
        Interest....................        $39,609      $38,476
        Income taxes...............           5,173        1,482



NOTE 7 - RECLASSIFICATIONS:

     Certain amounts for the nine and three months ended November 30, 1996 have been reclassified for comparative purposes.

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

FINANCIAL CONDITION

     Assets. Total assets as of November 30, 1997 increased $55.8 million or 4.9% to $1.18 billion as compared to February 28, 1997. This increase was primarily due to increases of $6.6 million or 257.2% in cash and due from banks, $34.3 million or 409.1% in interest-bearing deposits with banks, $2.6 million or 3.7% in securities available for sale, $12.0 million or 104.7% in securities held to maturity and $1.2 million or 10.4% in Federal Home Loan Bank stock, at cost. These increases were partially offset by an $851,000 or 0.1% decrease in loans receivable, net (including loans held for sale). The increases in cash and due from banks and interest-bearing deposits with banks were due to management's decision to grow the Bank's short-term liquidity in the form of such assets.

     Liabilities. Total liabilities as of November 30, 1997 increased $48.5 million or 4.7% to $1.08 billion as compared to February 28, 1997. This increase was primarily due to increases of $35.0 million or 4.4% in deposits, $15.7 million or 6.9% in advances from the Federal Home Loan Bank of Atlanta ("FHLB"), and $3.2 million or 45.6% in accrued expenses and other labilities.
 These increases were partially offset by a decrease of $5.0 million or 54.8% in advances from borrowers for taxes and insurance. The increases in deposits and advances from the FHLB were necessitated by the continued demand for consumer and other loans, including home equity lines of credit, and management's intent to grow short-term liquidity. The decrease in advances from borrowers for taxes and insurance was the result of real estate taxes paid, during the quarter ended November 30, 1997, on behalf of borrowers for properties pledged against mortgage loans.

     Stockholders' Equity. Stockholders' equity increased $7.3 million or 7.7% to $102.6 million at November 30, 1997, versus $95.3 million at February 28, 1997. During the nine months ended November 30, 1997, such increase primarily reflects net income of $7.3 million, a $1.5 million increase related to the issuance of shares under Maryland Federal's stock plans, and a $1.4 million increase recorded to recognize the net change in unrealized holding gains, net, which were offset by dividends to shareholders of $2.0 million and the repurchase of 44,000 shares of the Company's common stock at a cost of $804,000. As more fully discussed in Note 2 of Notes to Consolidated Financial Statements, the Company effected a two-for-one split of common stock. Share amounts presented in the Consolidated Statements of Financial Condition reflect the actual share amounts outstanding for each period presented.

RESULTS OF OPERATIONS

     Maryland Federal reported net income of $7.3 million and $4.3 million during the nine months ended November 30, 1997 and 1996, respectively. Net income increased by $3.0 million or 69.6% during the nine months ended November 30, 1997, as compared to the same period in 1996. The increase in net income was the result of a $1.2 million increase in net interest income, a $622,000 increase in noninterest income, a $5.6 million decrease in noninterest expense, and a $35,000 decrease in provision for loan losses, which more than offset a $4.5 million increase in income tax expense, during the nine months ended November 30, 1997, as compared to the same period in 1996.

     Maryland Federal reported net income of $2.5 million and $487,000 during the three months ended November 30, 1997 and 1996, respectively. Net income increased by $2.0 million or 418.7% during the three months ended November 30, 1997, as compared to the same period in 1996. The increase in net income was the result of a $456,000 increase in net interest income, a $360,000 increase in noninterest income, a $5.1 million decrease in noninterest expense, and a $20,000 decrease in provision for loan losses, which more than offset a $3.9 million increase in income tax expense, during the three months ended November 30, 1997, as compared to the same period in 1996.

NET INTEREST INCOME

     Net interest income increased by $1.2 million or 5.6% and $456,000 or 6.1% for the nine and three months ended November 30, 1997, respectively, as compared to the same periods in 1996. The increase for the nine months ended November 30, 1997 was primarily the result of a nine basis point net increase in the yield earned on interest-earning assets over the rate paid on interest-bearing liabilities ("interest rate spread"), which more than offset a $182,000 or 0.2% decrease in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1996. The increase for the three months ended November 30, 1997 was primarily the result of a five basis point net increase in the interest rate spread coupled with a $4.2 million or 4.5% increase in the average balance of interest-earning assets over interest-bearing liabilities, as compared to the same period in 1996.

INTEREST INCOME

     Loans receivable. During the nine months ended November 30, 1997, interest earned on loans receivable increased by $1.5 million or 2.6%, as compared to the same period in 1996. This increase was primarily the result of a $15.7 million or 1.6% increase in the average balance of loans receivable coupled with an eight basis point increase in the average yield earned thereon to 7.57%. During the three months ended November 30, 1997, interest earned on loans receivable increased by $548,000 or 2.9%, as compared to the same period in 1996. This increase was primarily the result of an $11.8 million or 1.2% increase in the average balance of loans receivable coupled with a 13 basis point increase in the average yield earned thereon to 7.61%. The increase in the average balance of loans receivable during both the nine and three month periods reflects the high demand in loan originations for consumer and other loans.

     Mortgage-backed and related securities. During the nine and three months ended November 30, 1997, interest earned on mortgage-backed and related securities decreased by $155,000 or 4.8% and $106,000 or 10.3%, respectively, as compared to the same periods in 1996. These decreases during the nine and three months ended November 30, 1997, were primarily the result of a $2.7 million or 4.3% and a $5.8 million or 9.5% decrease in the average balance of mortgage-backed and related securities, respectively, coupled with a three and six basis point decrease in the average yield earned on such securities to 6.76% and 6.73%, respectively, as compared to the same periods in 1996. The decrease in the average balance of mortgage-backed and related securities reflects the sale of a portion of such securities during the second quarter of fiscal 1998.

     Investment securities and other interest-earning assets. During the nine and three months ended November 30, 1997, interest earned on investment securities and other interest-earning assets increased by $765,000 or 29.7% and $634,000 or 81.1%, respectively, as compared to the same periods in 1996. These increases during the nine and three months ended November 30, 1997, were primarily the result of a $15.4 million or 25.7% and a $42.5 million or 79.3% increase in the average balance of investment securities and other interest-earning assets, respectively, coupled with an 18 and six basis point increase in the average yield earned on such assets to 5.90% and 5.90%, respectively, as compared to the same periods in 1996.

INTEREST EXPENSE

     Deposits. Interest expense on deposits during the nine and three months ended November 30, 1997, increased by $689,000 or 2.4% and $402,000 or 4.2%, respectively, as compared to the same periods in the prior fiscal year. The increase during the nine months ended November 30, 1997, was primarily attributable to a $27.9 million or 3.6% increase in the average balance of deposits, which more than offset a six basis point decrease in the average rate paid on such deposits, as compared to the same period in 1996. The increase during the three months ended November 30, 1997, was primarily attributable to a $31.2 million or 3.9% increase in the average balance of deposits coupled with a one basis point increase in the average rate paid on such deposits, as compared to the same period in 1996. The increase in the average balance of deposits during the nine and three months ended November 30, 1997, as compared to the same periods in 1996, was due primarily to the competitive interest rates offered on deposits by the Bank.

     Borrowed funds. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) increased by $146,000 or 1.4% and $218,000 or 6.6% during the nine and three months ended November 30, 1997, as compared to the same periods in 1996. These increases were primarily due to an increase of $691,000 or 0.3% and $13.3 million or 5.9% in the average balance of such funds coupled with a seven and four basis point increase in the average rate paid on such funds during the nine and three months ended November 30, 1997, as compared to the same periods in 1996.

PROVISION FOR LOAN LOSSES

     Loan review procedures are utilized by the Bank in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Bank's earnings. During the nine and three months ended November 30, 1997, the Bank's provision for loan losses totaled $160,000 and $30,000, respectively, as compared to $195,000 and $50,000, respectively, during the same respective prior periods in 1996.

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

     As of November 30, 1997, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $5.6 million ($5,607,000 of which consist of first mortgage loans, with the remaining $25,000 consisting of consumer and other loans) and represented 0.57% of total loans receivable. At February 28, 1997, non-performing loans totaled $4.6 million ($4,595,000 of which consist of first mortgage loans, with the remaining $35,000 consisting of consumer and other loans) and represented 0.47% of total loans receivable. As of November 30, 1997, the allowance for loan losses amounted to $4.7 million and represented 83.5% of non-performing loans. At February 28, 1997, the allowance for loan losses amounted to $4.6 million and represented 99.3% of non-performing loans.

NONINTEREST INCOME

     Total noninterest income increased by $622,000 or 30.4% and $360,000 or 54.2% during the nine and three months ended November 30, 1997, respectively, as compared to the same periods in 1996. During the nine months ended November 30, 1997, the increase was primarily the result of a $418,000 or 34.5% increase in banking service charges and fees, an $84,000 or 32.7% increase in loan fees and service charges, and a $165,000 increase in gain on sales of securities, which more than offset a decrease of $61,000 or 12.2% in gain on sales of first mortgage loans, as compared to the same period in 1996. During the three months ended November 30, 1997, the increase was primarily the result of a $95,000 or 20.6% increase in banking service charges and fees, a $69,000 or 83.1% increase in loan fees and service charges, a $156,000 or 135.7% increase in gain on sales of first mortgage loans, and a $40,000 or 800.0% increase in other noninterest income, as compared to the same period in 1996. There were no sales of securities during the nine months ended November 30, 1996.

NONINTEREST EXPENSE

     Total noninterest expense decreased by $5.6 million or 28.6% and $5.1 million or 51.8% for the nine and three months ended November 30, 1997, respectively, as compared to the same periods in 1996. The components of noninterest expense are discussed below.

     Compensation and benefits. During the nine and three months ended November 30, 1997, compensation and benefits increased by $160,000 or 2.1% and $141,000 or 5.6%, respectively, as compared to the same periods in 1996, due primarily to additional staffing necessitated by the expansion of branch offices, which more than offset a decrease in retirement benefit expense.

     Occupancy and equipment. During the nine and three months ended November 30, 1997, occupancy and equipment expense increased $52,000 or 2.3% and $35,000 or 4.5%, respectively, as compared to the same periods in 1996. The Bank relocated two branch offices and opened two new branch offices during the first and third quarter of the fiscal year ending February 28, 1998.

     Savings Association Insurance Fund ("SAIF") recapitalization assessment. Deposits of the Bank are currently insured by the Federal Deposit Insurance
Corporation ("FDIC") through the SAIF. On September 30, 1996, legislation was enacted to address the undercapitalization of the SAIF. As a result, the FDIC imposed a one-time special assessment of $.657 for every $100 of assessable deposits as of March 31, 1995. Based on the Bank's assessable deposits, Maryland Federal's pro rata share of the special recapitalization assessment was $5.1 million or approximately $3.1 million, net of applicable tax benefits, which was recognized and paid during the quarter ended November 30, 1996.

     Federal deposit insurance premiums. During the nine and three months ended November 30, 1997, federal deposit insurance premiums to the FDIC decreased $908,000 or 70.2% and $260,000 or 66.8%, respectively, as compared to the same periods in 1996. These decreases were primarily the result of the legislation discussed above, which also reduced the insurance premium rates payable by the Bank from 23 to 6.4 basis points on every $100 of assessable deposits effective January 1, 1997. Federal deposit insurance premiums are a function of the size of the Bank's deposit base.

     Loss on foreclosed real estate, net. During the nine and three months ended November 30, 1997, loss on foreclosed real estate, net, decreased by $18,000 or 17.8% and $11,000 or 18.3%, respectively, as compared to the same periods in 1996.

     Advertising. During the nine and three months ended November 30, 1997, advertising expense increased by $17,000 or 3.9% and $21,000 or 19.4%, respectively, as compared to the same periods in 1996.

     Other. During the nine and three months ended November 30, 1997, other noninterest expense increased by $210,000 or 7.4% and $32,000 or 3.3%, respectively, as compared to the same periods in 1996. These increases were primarily due to increases in legal fees and special services, and expenses such as telephone and postage.

INCOME TAXES

     During the nine months ended November 30, 1997, the Company recognized a provision for income taxes of $4.6 million as compared to $151,000 during the same period in 1996. During the three months ended November 30, 1997, the Company recognized a provision for income taxes of $1.6 million as compared to an income tax benefit of $2.3 million during the same period in 1996. During the nine and three months ended November 30, 1997, income tax expense increased by $4.5 million and $3.9 million, respectively, as compared to the same periods in 1996. These increases were primarily a result of the one-time special assessment to recapitalize the SAIF (which was deductible for tax purposes), and a $1.6 million adjustment to revise prior estimates in recording the tax provision, both of which occurred during the third quarter of the previous fiscal year.

CAPITAL ADEQUACY

    The Bank is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At November 30, 1997, the Bank had tangible capital equal to 8.08% of adjusted total assets, core capital equal to 8.08% of adjusted total assets and total capital equal to 16.13% of risk-weighted assets.

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

     To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At November 30, 1997, the Bank was considered to be "well capitalized."

LIQUIDITY AND CAPITAL RESOURCES

     The Bank is required under certain federal regulations to maintain specified levels of "liquid" investments including United States Government and federal agency securities and other investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has consistently maintained liquidity at or above the levels required by the regulations.

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

     At November 30, 1997, the Bank had $5.5 million of undisbursed loan funds and $52.4 million in approved loan commitments. These commitments were partially offset by $16.3 million in forward commitments to sell. In addition, as of November 30, 1997, the Bank had $144.3 million of approved home equity lines of credit, of which $76.2 million had been drawn by borrowers. The Bank anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by November 30, 1998 is $519.4 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Bank.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable

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

                          MARYLAND FEDERAL BANCORP, INC.



Date: JANUARY 14, 1998         By:/s/ Robert H. Halleck
      ----------------            ------------------------------
                               Robert H. Halleck, President
                               and Chief Executive Officer

Date: JANUARY 14, 1998         By:/s/ Lynn B. Hounslow
      ----------------            ------------------------------
                               Lynn B. Hounslow, Senior
                               Vice President, Treasurer,
                               Chief Financial Officer and
                               Principal Accounting Officer