Form 10-K405
period 1998-02-28
MARYLAND FEDERAL BANCORP INC
filed 1998-05-29
CIK 853020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                         Commission file number: 0-18107

                         Maryland Federal Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                       52-1640579
---------------------------------                 ----------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                 Identification Number)

  3505 Hamilton Street
  Hyattsville, Maryland                                   20782
 ----------------------                                ----------
      (Address)                                        (Zip Code)

       Registrant's telephone number, including area code: (301) 779-1200

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Stock Purchase Rights

                     Common Stock (par value $.01 per share)

                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of May 4, 1998, the aggregate value of the 6,149,791 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 415,963 shares held by all directors and officers of the Registrant as a group, was approximately $245,222,916. This figure is based on the closing price of $39.875 per share of the Registrant's Common Stock on May 4, 1998.

Number of shares of Common Stock outstanding as of May 22, 1998:  6,571,961

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

    (1) Portions of the Annual Report to Stockholders for the fiscal year ended February 28, 1998 are incorporated into Part II, Items 5 - 8 of this Form 10-K.

    (2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10 - 13 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

Item 1. Business.

                                     GENERAL

    Maryland Federal Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland in June 1989 and is the unitary savings and loan holding company and sole stockholder of Maryland Federal Bank ("Maryland Federal" or the "Bank", which changed its name from Maryland Federal Savings and Loan Association effective September 21, 1997). The Company does not presently own or operate any subsidiary except for the Bank. Maryland Federal's business is conducted through 28 branch offices located in Prince George's, Montgomery, Charles, Calvert and Anne Arundel counties, Maryland, five loan production offices, and one wholly-owned subsidiary. The principal executive offices of both the Company and the Bank are located at 3505 Hamilton Street, Hyattsville, Maryland 20782, and their telephone number is (301) 779-1200.

    On February 25, 1998, the Company and BB&T Corporation ("BB&T") announced that they had executed a definitive Agreement and Plan of Reorganization ("Agreement') pursuant to which the Company will be acquired by BB&T. BB&T is a $32 billion multi-bank holding company based in Winston-Salem, North Carolina with banking offices throughout North Carolina, South Carolina and Virginia.

    Based upon BB&T's closing stock price of $62.00 on February 24, 1998, the transaction is valued at $37.05 per share or a total consideration to be paid to the Company's shareholders of $265.3 million. Under the Agreement, BB&T will acquire all of the issued and outstanding common stock of the Company in exchange for no less than .5975 and no greater than .6102 of a share (subject to possible upward adjustment under certain circumstances) of BB&T's common stock. Pricing will be based on the average of BB&T's closing prices for a specific period prior to closing the transaction. The acquisition, which will be accounted for as a purchase, is expected to be completed during the third quarter of calendar 1998.

    On a consolidated basis, at February 28, 1998, the Company had total assets of $1.19 billion, total liabilities of $1.09 billion and total stockholders' equity of $104.5 million or $16.07 per share based on 6,500,824 shares of common stock outstanding. The Company had net income of $8.8 million for the year ended February 28, 1998.

    The Bank is primarily engaged in the business of attracting deposits from the general public and investing such deposits primarily in permanent loans secured by first liens on one- to four-family residential properties and, to a lesser extent, in commercial real estate located in the Bank's market area and in consumer loans. The Bank also maintains a substantial portfolio of mortgage-backed securities as well as United States Government and agency securities and other permissible investments and, through a subsidiary, engages in insurance agency activities to a limited extent.

    The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS"), a department of the United States Treasury, and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). Maryland Federal, as a federally chartered savings and loan association, is subject to examination and comprehensive regulation by the OTS, which became the successor to the Federal Home Loan Bank Board ("FHLBB") pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), which was enacted in August 1989, and by the Federal Deposit Insurance Corporation ("FDIC"). Customer deposits with the Bank are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Maryland Federal is a member of the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta"), which is one of 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). Maryland Federal is further subject to regulations administered by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

                               LENDING ACTIVITIES

    Loan and Mortgage-backed Security Portfolio Composition. Maryland Federal's net loan and mortgage-backed security portfolio totalled $1.05 billion at February 28, 1998, representing 87.9% of the Company's $1.19 billion of total assets at that date. The Bank's total loan portfolio at February 28, 1998 consisted primarily of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). In addition, the Bank maintains a portfolio of mortgage-backed securities, which consists primarily of Government National Mortgage Association ("GNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") participation certificates. GNMA certificates are guaranteed by the full faith and credit of the United States while FHLMC and FNMA certificates are guaranteed by those quasi-governmental agencies.

    At February 28, 1998, single-family residential loans comprised the largest group of loans, amounting to $949.6 million or 89.7% of the gross loan and mortgage-backed securities portfolio. The Bank also had $58.0 million of mortgage-backed securities, which accounted for 5.5% of the gross loan and mortgage-backed securities portfolio at such date. Construction loans at such date amounted to $13.8 million or 1.3% of the gross loan and mortgage-backed securities portfolio. Commercial real estate loans accounted for substantially all of the remainder of the loan portfolio, amounting to $29.3 million or 2.8% of the gross loan and mortgage-backed securities portfolio at February 28, 1998.

    In recent years, management of Maryland Federal has increased the origination of adjustable-rate and/or short-term loans, which included primarily adjustable-rate mortgage loans ("ARMs"). In addition, the Bank has focused on its origination of second mortgages and home equity lines of credit due to the shorter terms and the low level of credit risk associated with such loans. The origination of ARMs, commercial loans, consumer loans and construction loans accounted for 50.7%, 65.7% and 69.5% of total loans originated in fiscal 1996, 1997 and 1998, respectively.

    Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. It is the Bank's policy to limit its origination of commercial real estate loans.

    The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.



                                        February 28,            February 28,           February 29,
                                          1998                     1997                   1996
                              -------------------------- ----------------------- ----------------------
                                   Amount      Percent      Amount     Percent      Amount     Percent
                                                          (Dollars in Thousands)
Real estate loans:
 Permanent loans:
  Single-family(1)            $   949,627        89.7%   $   954,750     89.5%   $   947,995     88.8%
  Multi-family                      2,007         0.2          2,081      0.2          2.472      0.2
  Commercial(2)                    29,258         2.8         34,833      3.3         41,824      3.9
  Land                                 --          --             --       --             --       --
 Construction loans:
  Single-family                    11,641         1.1          6,846      0.6          2,815      0.3
  Other property                    2,200         0.2             --       --          2,344      0.2
Mortgage-backed securities         58,027         5.5         64,415      6.0         66,491      6.2
Consumer and other loans            5,389         0.5          4,010      0.4          4,232      0.4
                               ----------      ------     ----------   -------    ----------   --------
Total gross loans and
 mortgage-backed
 securities receivable          1,058,149      100.00%     1,066,935   100.00%     1,068,173   100.00%
                                               =======                 =======                 =======
Less:
 Undisbursed portion of
  mortgage loans                    5,360                      3,240                   1,722
 Unamortized premiums and
  discounts, net                      172                        653                     783
 Net deferred loan fees               582                      2,356                   3,815
 Allowance for loan
  losses                            4,782                      4,599                   4,474
                              -----------                ------------            -----------
Total loans and mortgage-
 backed securities
 receivable, net              $ 1,047,253                $ 1,056,087             $ 1,057,379
                              ===========                ============            ===========



                                       February 28,             February 28,
                                          1995                    1994
                              -------------------------- -----------------------
                                   Amount      Percent      Amount     Percent
                                              (Dollars in Thousands)
Real estate loans:
 Permanent loans:
  Single-family(1)            $   855,857        86.8%   $   656,833     86.5%
  Multi-family                      2,662         0.3          2,740      0.4
  Commercial(2)                    40,731         4.1         36,548      4.8
  Land                                 --          --          1,542      0.2
 Construction loans:
  Single-family                     1,244         0.1          6,485      0.9
  Other property                    7,315         0.7          7,849      1.0
Mortgage-backed securities         75,804         7.7         44,200      5.8
Consumer and other loans            2,997         0.3          2,788      0.4
                              ------------      ------   -----------    ------
Total gross loans and
 mortgage-backed
 securities receivable            986,610      100.00%       758,985    100.0%
                                               =======                  =======
Less:
 Undisbursed portion of
  mortgage loans                   2,728                       8,609
 Unamortized premiums and
  discounts, net                   1,010                       1,025
 Net deferred loan fees            4,284                       4,065
 Allowance for loan
  losses                           4,424                       4,187
                              ----------                 ------------
Total loans and mortgage
 backed securities
 receivable, net              $  974,164                 $   741,099
                              ==========                 ============


----------
(1) Includes $120.8 million, $96.1 million, $69.7 million, $51.9 million and $40.9 million of second-mortgage loans and home equity lines of credit at each of the respective dates.

(2) Includes $14.1 million, $14.0 million, $13.6 million, $12.5 million and $10.8 million of single-family, non-owner occupied rental properties at each of the respective dates.

    Contractual Maturities of Loans. The following table sets forth the scheduled contractual maturities of the Bank's loans and mortgage-backed securities at February 28, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Bank's loan portfolio.


                                                                      Amounts Due
                                     ---------------------------------------------------------------------
                                                                            After One Year
                                        Balance at           In One Year     through Five       After Five
                                     February 28, 1998         Or Less          Years              Years
                                     -----------------       -----------    ---------------     -----------
                                                                     (In Thousands)
Real estate loans(1)(2):
  Fixed-rate                            $  393,142           $    8,438      $   40,071         $  344,633
  Adjustable-rate                          648,800                4,997           5,263            638,540
Consumer and other loans                     5,311                  173           4,889                249
                                        ----------           ----------      ----------         ----------
Total loans and mortgage-
  backed securities, net(3)(4)          $1,047,253           $   13,608      $   50,223         $  983,422
                                        ==========           ==========      ==========         ==========



----------
(1) Includes single and multi-family residential mortgage loans, loans on income-producing property secured by other real estate, construction and commercial business loans secured by real estate and mortgage-backed securities.

(2) Construction loans, net of undisbursed portion, totalled $8.5 million at February 28, 1998, $5.0 million of which are scheduled to convert to permanent loans in fiscal 1999.

(3) Net of undisbursed portion of mortgage loans, unamortized premiums and discounts, net deferred loan fees and allowance for loan losses.

(4) Of the total loans due to mature after February 28, 1999, $389.8 million have fixed rates of interest and $643.8 million have adjustable or floating rates of interest.

    Scheduled contractual maturities of loans and mortgage-backed securities do not necessarily reflect the actual term of the Bank's loan and mortgage-backed securities portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which grant the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current market rates on mortgage loans substantially exceed rates on existing mortgage loans and, conversely, decrease when current market rates on mortgage loans decline below rates on existing mortgage loans.

    Interest rates charged by Maryland Federal on loans are affected principally by the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

    Origination, Purchase and Sale of Loans. As a federally chartered savings and loan association, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. However, in accordance with the Bank's conservative lending practices, all of the Bank's mortgage loan portfolio is secured by real estate located in the Washington, D.C. or Baltimore metropolitan areas.

    Residential real estate loans are originated by the Bank through its branch offices as well as by a team of commissioned loan officers, working out of the Company's five loan production offices. Loan approvals are the responsibility of personnel who are compensated on a non-incentive basis. Residential and commercial real estate loan originations have been attributable to referrals from real estate brokers and builders, mortgage brokers, depositors and walk-in customers. Consumer loan originations are primarily attributable to walk-in customers.

    Maryland Federal sells whole loans and participations in loans to other financial institutions and institutional investors. All of such loans have consisted of long-term, fixed-rate mortgages. The Bank sold $54.5 million, $78.6 million and $79.5 million of such loans during fiscal 1996, 1997 and 1998, respectively, exclusive of loans exchanged for mortgage-backed securities. The Bank was servicing approximately $57.1 million of loans for others at February 28, 1998. As of February 28, 1998, the Bank had commitments to sell loans totalling approximately $37.1 million.

    The Bank has also purchased whole loans in the secondary market in order to increase the diversity of its portfolio and provide it with assets which are consistent with its asset and liability management goals. The Bank buys both fixed-rate and adjustable-rate mortgages from mortgage bankers on a servicing released basis, depending on the market at the time of purchase. These loans, each of which is individually underwritten by the Bank, are secured by properties located in the Washington, D.C., Maryland and Virginia metropolitan areas. Whole loan purchases amounted to $1.0 million during fiscal 1996. No such purchases were made during fiscal 1997 and 1998. During fiscal 1996, 1997 and 1998, the Bank also purchased $-0-, $9.9 million and $10.4 million, respectively, of mortgage-backed securities. The purchase of mortgage-backed securities is intended to supplement the Bank's investment in loans receivable.

    The following table sets forth the Bank's loan and mortgage-backed security originations, purchases, sales and principal repayments during the periods indicated.


                                                                   Year Ended
                                                  ---------------------------------------------

                                                   February 28,   February 28,     February 29,
                                                       1998           1997             1996
                                                   ------------   ------------     ------------
                                                                (In Thousands)
Gross loans and mortgage-backed
 securities at beginning of period                 $ 1,066,935     $ 1,068,173     $   986,610
                                                   ------------   ------------     ------------
Loans originated:
 Real estate loans:
  Permanent loans:
   Single-family (adjustable-rate)                     153,075         118,693         103,341
   Single-family (fixed-rate)                           73,424          65,615         109,825
   Commercial                                              695            --             5,435
  Construction loans                                     9,516           5,100             941
                                                   ------------   ------------     ------------
  Total real estate loans originated                   236,710         189,408         219,542
 Consumer and other loans                                3,867           1,759           3,331
                                                   ------------   ------------     ------------
  Total loans originated                               240,577         191,167         222,873
                                                   ------------   ------------     ------------
Loans and mortgage-backed securities purchased:

 Whole loans                                              --              --             1,006
 FHLMC participation certificates                         --             1,980            --
 GNMA participation certificates                        10,426           7,945            --
                                                   ------------   ------------     ------------
  Total loans and mortgage-backed
   securities purchased                                 10,426           9,925           1,006
                                                   ------------   ------------     ------------
  Total loans and mortgage-backed
   securities originated and
   purchased                                           251,003         201,092         223,879
                                                   ------------   ------------     ------------
Loans transferred to foreclosed real estate              2,374           1,229             281
Loans sold                                              79,494          78,615          54,521
Loans repaid                                           177,921         122,486          87,514
                                                   ------------   ------------     ------------
 Total loans transferred to foreclosed
  real estate, sold and repaid                         259,789         202,330         142,316
                                                   ------------   ------------     ------------
Net loan activity                                       (8,786)         (1,238)         81,563
                                                   ------------   ------------     ------------
Gross loans and mortgage-backed
 securities at the end of period                     1,058,149       1,066,935       1,068,173
Less:

 Undisbursed portion of mortgage loans                   5,360           3,240           1,722
 Unamortized premiums and discounts, net                   172             653             783
 Net deferred loan fees                                    582           2,356           3,815
 Allowance for loan losses                               4,782           4,599           4,474
                                                   ------------   ------------     ------------
Net loans and mortgage-backed securities
 at the end of period                              $ 1,047,253     $ 1,056,087     $ 1,057,379
                                                   ============   ============     ============


    Loan Underwriting Policies. The Board of Directors has authorized the Loan Committee of the Bank (comprised of the President and Chief Executive Officer (Chairman), Executive Vice President, Senior Vice President and Chief Loan Officer) to approve any real estate secured loan or investment of $500,000 or less. All actions of the Loan Committee are promptly reported to and ratified by the Board of Directors. The President of the Bank has the authority to approve any other loan up to $500,000 which is secured by collateral other than real estate. Residential loans will generally be originated in amounts up to the limits established from time to time by the FNMA and FHLMC for secondary market resale purposes. This amount is presently $227,150 for single-family, fixed-rate residential loans.

    Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and the property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's Board of Directors, the lending decision is made in accordance with the underwriting guidelines of the Bank.

    It is the Bank's policy to obtain a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate and that the property is free of encroachments. Borrowers must also obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. Most borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they become due.

    Maryland Federal is permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. The Bank's lending policy requires private mortgage insurance when the loan-to-value ratio exceeds 80%. The Bank generally lends up to 95% of the appraised value of single-family residential dwellings when the required private mortgage insurance is obtained. Management believes, however, that a substantial portion of its portfolio is significantly below an 80% loan-to-value ratio. The Bank estimates that approximately 16.2% of its gross loan portfolio at February 28, 1998 is covered by private mortgage insurance. The Bank generally lends up to 75% of the appraised value of the properties securing its commercial real estate and multi-family residential loans and 70% of the appraised value for construction loans.

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

    Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multifamily and other non-one- to-four family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of real estate owned and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

    Under federal regulations prior to the enactment of FIRREA, the aggregate amount of loans that the Bank could have made to any one borrower, including related entities, was, with certain exceptions, limited to the lesser of 10% of the Bank's net withdrawable deposits or 100% of its regulatory capital. The Bank was in compliance with this regulation. As a result of FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre- FIRREA rule that applied only to commercial loans made by federally chartered institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of the Bank's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

    Based on the 15% of unimpaired capital and surplus standard, the maximum amount which the Bank could have loaned to one borrower and the borrower's related entities at February 28, 1998 was approximately $15.5 million. At such date, the largest aggregate amount of loans by the Bank to any one borrower, including related entities, consisted of $4.7 million of permanent loans secured by rental townhouses and single-family homes located in Prince George's and Montgomery Counties, Maryland and Northern Virginia.

    Residential Real Estate Lending. The Bank offers ARMs when market conditions and certain competitive market pressures in the Bank's primary market area have permitted and continues to emphasize their origination rather than that of long-term, fixed-rate loans. The origination of ARMs represented 48.5%, 64.4% and 67.6% of the Bank's total originations of conventional single-family residential mortgages in fiscal 1996, 1997 and 1998, respectively. ARMs (including mortgage-backed securities) accounted for approximately $648.8 million or 62.0% of the Bank's net loan portfolio (including mortgage-backed securities) at February 28, 1998.

    Some ARMs currently offered by Maryland Federal have up to 30-year terms and interest rates which adjust every one or three years based upon changes in an index based on the weekly average yield on United States Treasury securities adjusted to a constant maturity of one or three years, respectively, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2% per year, with a limit of 6% over the life of the loan. No downward adjustments below the interest rate at the time of origination are permitted. These loans currently contain provisions permitting them to be converted to fixed-rate loans at the first adjustment date. If the borrower converts the loan, the Bank will usually sell such loan into the secondary market. The Bank does not offer ARMs with negative amortization. Since fiscal 1992, the Bank has also originated adjustable-rate mortgage loans which adjust to a fixed-rate loan upon either the fifth or seventh year at a rate based on a margin of 5/8ths of one percent over the FHLMC's 60-day delivery rate for conventional single-family home loans. The rate then remains constant for the remaining life of the loan. Upon repricing, these loans, in addition to those originated or acquired with the intent to sell, may also be sold and will be recorded at the lower of cost or fair value at such time. The Bank has experienced changing demands for ARMs as a result of fluctuations in interest rates, but expects to continue to emphasize ARMs as market conditions permit in order to reduce the impact on its operations of rapid increases in market rates of interest. Such loans, however, generally do not adjust as rapidly as changes in the Bank's cost of funds.

    Fixed-rate residential mortgage loans currently originated generally have 30-year terms, although some have 15-year terms with commensurately lower interest rates. The Bank estimates that its residential mortgage loans generally remain outstanding for an average of approximately four years. At February 28, 1998 approximately $393.1 million or 37.5% of the Bank's net loan portfolio consisted of long-term, fixed-rate residential mortgage loans (including mortgage-backed securities).

    The Bank also occasionally originates loans on multi-family residential properties and will continue to do so if and when favorable lending opportunities are presented. Multi-family residential mortgage loans are primarily secured by multi-family rental units. Generally, such loans are originated with fixed-rates of interest set at specified margins above the one- and three-year treasury bill yields, and with 25- or 30-year amortization schedules. The Bank generally will not originate such loans with a loan-to-value ratio of greater than 75%. The majority of the loans include a one or five year balloon payment provision. In addition, such loans are usually required to have a minimum debt service coverage of 1.15% at the time of origination.

    The Bank makes second mortgage loans and home equity loans only where the first plus these mortgages in the aggregate do not exceed 90% of the value of the property securing the loan. Maryland Federal's standard underwriting procedures are used in evaluating these loans. At February 28, 1998, $39.5 million or 3.7% of the Bank's gross loan and mortgage-backed securities portfolio consisted of second mortgage loans, compared to $44.4 million or 4.2% at February 28, 1997. At February 28, 1998, $81.3 million or 7.7% of the Bank's gross loan and mortgage-backed securities portfolio consisted of home equity loans compared to $51.7 million or 4.8% at February 28, 1997.

    Construction Lending. The Bank provides both fixed-rate and floating-rate residential and commercial construction loans. Generally, construction loans are made with terms not exceeding 24 months. Interest rates on construction loans are currently set at floating rates above The Wall Street Journal prime rate for either a residential or commercial real estate loan. The interest rate adjusts monthly. Advances are made on a percentage of completion basis usually consisting of four draws after receipt of an architect's or engineer's certification and approval by the Bank's inspector. Most construction loans are floating-rate balloon loans. Construction loans are usually made only when the Bank will provide the permanent financing. In all cases, there must be permanent financing before the loan is originated. The Bank reclassifies construction loans as either residential or commercial real estate loans at the time of completion of the construction project, depending upon the nature of the property which will secure the permanent loan. As of February 28, 1998, $13.8 million or 1.3% of Maryland Federal's gross loan and mortgage-backed securities portfolio consisted of construction loans, approximately 85% of which represented loans on one- to four-family residential properties. The remaining 15% represented a loan on office condominiums.

    The Bank continues to offer construction loans because of the short terms and higher interest rates associated with such loans. During fiscal 1998, the Bank's origination of construction loans amounted to $9.5 million, as compared to $5.1 million during fiscal 1997 and $900,000 during fiscal 1996. At February 28, 1998, the Bank's construction loans varied in size from $100,000 to $3.7 million. The Bank's construction loans have been for the construction of small shopping centers, office buildings and small residential subdivisions in the Bank's market area. As of February 28, 1998, the Bank's construction loan portfolio was comprised of 12 loans to nine borrowers in the aggregate amount of $13.8 million, of which the Bank had undisbursed funds of $5.4 million. As of February 28, 1998, the largest loan consisted of a $3.7 million loan for the construction of residential townhouses located in Prince George's County, Maryland. The Bank may make additional loans to such borrowers in the future.

    The underwriting criteria used by the Bank are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank generally considers an appraisal of the project, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and review of cost estimates, plans and specifications, preconstruction sale and leasing information, current and expected economic conditions in the area of the project, cash flow projections of the borrower, and, to the extent available, guarantees by the borrower and/or third parties.

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

    Commercial Real Estate Lending. At February 28, 1998, the Bank had $29.3 million or 2.8% of its gross loan and mortgage-backed securities portfolio invested in commercial real estate loans, substantially all of which are short-term loans. The Bank rarely has originated, and does not intend to emphasize in the future, the origination of land acquisition and development loans. The commercial real estate loans originated by the Bank are primarily secured by small strip shopping centers, motels, mini-warehouses, townhouse office units and apartment buildings. These loans are generally three- to five-year balloon loans, amortized over 30 years, and require a 1.15% debt service coverage at the time of origination. Commercial real estate loans are not originated with more than a 75% loan-to-value ratio and personal guarantees are obtained to the extent possible.

    There were no originations of commercial real estate loans during fiscal 1997 compared to $695,000 during fiscal 1998 and $5.4 million during fiscal 1996. As of February 28, 1998, the Bank's largest commercial real estate loan consisted of a $3.3 million loan secured by a recreational vehicle park located in Beltsville, Maryland. It is the present intention of management that all such loans will be secured by properties in the Bank's market area and that commercial real estate loans will not exceed 10% of the total loan portfolio.

    Although FIRREA reduced the limit on loans to any one borrower to an amount generally equal to 15% of the Bank's unimpaired capital and surplus, subject to certain limited exceptions, which limit was approximately $15.5 million at February 28, 1998, the Bank typically has not originated loans to any one borrower or project in excess of $5.0 million for its own portfolio. FIRREA also reduced the amount which a federally chartered savings institution may invest in loans secured by non-residential real estate to four times the Bank's capital (subject to certain exceptions), which limit was $414.3 million at February 28, 1998. This limit is not expected to have any effect on Maryland Federal's commercial real estate lending activities.

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

    Commercial Business Lending. Federal laws and regulations also authorize the Bank to make secured or unsecured loans for commercial, corporate, business and agricultural purposes. The aggregate amount of such loans outstanding may not exceed 20% of the Bank's assets, provided that any amounts in excess of 10% of the Bank's assets be used only for small business loans. In addition, another 10% of total assets may be invested in commercial equipment and consumer leasing, and the Bank may use any or all of the 35% consumer category described below for inventory and floor plan financing. As of February 28, 1998, the Bank did not have any commercial business loans outstanding. However, the Bank may consider engaging in such lending in the future.

    Consumer Lending. Federal laws and regulations permit a federally chartered thrift institution to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the institution's total assets. At February 28, 1998, consumer loans accounted for $5.4 million or 0.5% of the Bank's gross loan and mortgage-backed securities portfolio.

    In past years, the Bank has originated consumer loans in order to provide a range of financial services to its customers and because the shorter terms and typically higher interest rates on such loans help the Bank maintain a profitable spread between its average loan yield and its cost of funds. The Bank currently offers automobile loans, overdraft lines of credit, loans secured by savings accounts and unsecured personal loans. Consumer loan originations during fiscal years 1996, 1997 and 1998 were $3.3 million, $1.8 million and $3.9 million, respectively, of which automobile loan originations amounted to $1.5 million, $1.3 million and $2.5 million, respectively, during such periods.

    Automobile loans are generally originated with terms of four years for up to 90% of the purchase price of a new car or 80% of the "Blue Book" value or purchase price, whichever is less, in the case of a used car. Automobile loan rates are determined based upon general market conditions and competition in the market for such loans. Such loans amounted to $3.5 million at February 28, 1998. The weighted average interest rate on automobile loans was 7.74% at February 28, 1998.

    During fiscal 1995, the Bank began originating unsecured personal loans in amounts up to $10,000. At February 28, 1998, unsecured personal loans amounted to $1.1 million. During fiscal 1997, the Bank reintroduced secured savings loans. At February 28, 1998, secured savings loans amounted to $516,000.

    Consumer lending can entail greater risks than single-family residential lending due to the nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, personal bankruptcy and adverse economic conditions. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. However, the Bank believes its use of detailed loan and credit applications and investigations reduces this risk and the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans. Net charge-offs of consumer loans during fiscal 1998, 1997 and 1996 amounted to approximately $111,000, $131,000 and $25,000, respectively.

    Loan Fees and Service Charges. In addition to interest earned on loans, the Bank receives income through servicing of loans and loan fees charged in connection with loan originations (which are calculated as a percentage of the amount loaned), loan modifications, loan commitments, late payments, prepayments, repayments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made.

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

    Non-performing Loans and Foreclosed Real Estate. When a borrower fails to make a required loan payment, the Bank attempts to cure the default by contacting the borrower. In general, contacts with borrowers are made by the Bank after a payment is more than 30 days past due, at which time a late charge is assessed. In most cases, defaults are cured promptly. If the delinquency is not rectified within 90 days through the Bank's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

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

    If foreclosure is effected, the property is sold at a public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder, the acquired real estate property is then included in the Bank's "foreclosed real estate" account until it is sold. When property becomes foreclosed real estate, it is recorded at the lower of cost or fair value at the date of acquisition and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed. Costs incurred for the improvement or development of such property are capitalized. An allowance, if necessary, is provided to reduce the carrying value to its fair value less estimated selling costs. The Bank is permitted under OTS regulations to finance sales of foreclosed real estate by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Bank's underwriting guidelines. As of February 28, 1998, the Bank's participation in loans to facilitate the purchase of foreclosed real estate amounted to $23,000.

    The following table sets forth information regarding non-accrual loans, loans which are 90 days or more delinquent but on which the Bank was accruing interest and foreclosed real estate at the dates indicated. The Bank had $2.8 million of troubled debt restructurings at February 28, 1995 and there were no troubled debt restructurings at any other period shown.


                                           February 28,       February 28,     February 29,     February 28,      February 28,
                                               1998               1997             1996             1995              1994
                                           ------------       ------------     ------------     ------------      ------------
                                                                         (Dollars in Thousands)
Total non-performing loans:(1)

  Non-accrual loans                            $5,814             $2,990         $   ---          $    20             $2,748
  Accruing loans which are 90
   days or more overdue                           757              1,640           3,386            1,536              3,155
                                           ------------       ------------     ------------     ------------      ------------
    Total non-performing loans                 $6,571             $4,630          $3,386           $1,556             $5,903
                                           ============       ============     ============     ============      ============
Total non-performing loans to
  total loans receivable-net                     0.7%               0.5%            0.3%             0.2%               0.8%
                                           ============       ============     ============     ============      ============
Total foreclosed real estate                   $1,281             $1,299          $2,090           $2,695             $3,210
                                           ============       ============     ============     ============      ============
Total non-performing loans and
  foreclosed real estate to
  total assets                                   0.7%               0.5%            0.5%             0.4%              1.04%
                                           ============       ============     ============     ============      ============



----------
(1) Consists of residential, commercial real estate loans and consumer loans.

    The $6.6 million of non-accrual loans and accruing loans which were 90 days or more overdue at February 28, 1998 consisted of 53 first mortgage and 14 consumer loans with average principal balances of approximately $124,000 and $2,000, respectively. It is believed that these delinquencies are reflective of current economic conditions. The $1.3 million of foreclosed real estate at February 28, 1998 consisted primarily of a condominium/office complex located in Hyattsville, Maryland and an industrial park located in Forestville, Maryland, which had carrying values of $536,000 and $186,000, respectively. At February 28, 1998, the Bank also held four single-family residential properties with an aggregate carrying value of approximately $559,000. All properties are currently being marketed for sale. The amount of interest income that would have been recorded on the nonaccrual loans in accordance with their original terms was $397,000, $224,000, and $-0- for fiscal 1998, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $294,000, $52,000 and $-0- for fiscal 1998, 1997 and 1996, respectively.

    Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard", "doubtful", and "loss." In addition, assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems may be subject to classification as "special mention." See "Regulation - Regulation of the Bank - Classification of Assets." As of February 28, 1998, the Bank had approximately $10.2 million of classified assets, which includes $7.9 million of the non-performing assets shown in the table above. Of this total, approximately $10.1 million was classified as substandard and $88,000 was classified as doubtful.

    Allowance for Loan Losses. During fiscal 1998, the Bank made provisions for loan losses of $310,000 in recognition of the general risks of credit loss in the portfolio and the general economic conditions in the Bank's market area. During fiscal 1996 and 1997, the Bank made provisions for losses on loans of $120,000 and $275,000, respectively. During fiscal 1996, 1997 and 1998, the Bank made net charges to the allowance for loan losses of $70,000, $150,000 and $127,000, respectively. During fiscal 1996, 1997 and 1998, such provisions and charge-offs primarily reflected estimated losses with respect to consumer and other loans which were adversely affected by market conditions. In the future, the Bank will make additions to the allowance by charges to operations to reflect the amount management determines is necessary based on its monthly risk analysis of the loan portfolio.

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

    The following table presents information concerning the Bank's allowance for loan losses, charge-offs and recoveries during the periods indicated.


                                                                              Year Ended
                                       -----------------------------------------------------------------------------------------
                                       February 28,       February 28,        February 29,       February 28,       February 28,
                                           1998               1997                1996               1995               1994
                                       ------------       ------------        ------------       ------------       ------------
                                                                          (Dollars in Thousands)
Balance, beginning of period              $4,599            $4,474               $4,424             $4,187              $4,267
                                       ------------       ------------        ------------       ------------       ------------
Provision:
 Real estate-residential                      --               (50)                  50                300                 662
 Consumer loans                              310               325                   70                 --                 ---
                                       ------------       ------------        ------------       ------------       ------------
    Total provision                          310               275                  120                300                 662
                                       ------------       ------------        ------------       ------------       ------------
Transfer to allowance for losses on
 foreclosed real estate                      ---               ---                  ---                 50                 739
                                       ------------       ------------        ------------       ------------       ------------
Charge-offs, net:
  Real estate-residential                     16                19                   45                  9                 ---
  Consumer loans                             111               131                   25                  4                   3
                                       ------------       ------------        ------------       ------------       ------------
    Total charge-offs, net                   127               150                   70                 13                   3
                                       ------------       ------------        ------------       ------------       ------------
Balance, end of period                    $4,782            $4,599               $4,474             $4,424              $4,187
                                       ============       ============        ============       ============       ============
Ratio of charge-offs, net to
  average loans and
  mortgage-backed securities
  outstanding                              0.012%            0.014%               0.007%             0.001%                ---%
                                       ============       ============        ============       ============       ============



    The Bank also maintains an allowance for losses on foreclosed real estate. At February 28, 1998, the Bank's allowance for losses on foreclosed real estate amounted to $1.4 million. For additional information, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.

    The following table sets forth the amount of the Bank's allowance for loan losses attributable to each type of loan indicated and the percent of such type of loans to total loans (including mortgage-backed securities) and participations of each at the dates indicated.



                             February 28, 1998        February 28, 1997        February 29, 1996       February 28, 1995
                           ----------------------   -----------------------   ---------------------  ---------------------

                                     Percent of                   Percent of            Percent of                 Percent of
                                      Loans to                     Loans to              Loans to                   Loans to
                            Amount   Total Loans      Amount      Total Loans  Amount   Total Loans    Amount      Total Loans
                           --------  -----------    -----------  ------------  -------- -----------   --------     -----------
                                                                    (Dollars in Thousands)
Real estate loans(1)        $4,153      99.5%         $4,169         99.6%     $4,238       99.6%      $4,233         99.7%
Consumer and other loans       629       0.5             430          0.4         236        0.4          191          0.3
                            ------     -----          ------        -----      ------      -----       ------        -----
   Total                    $4,782     100.0%         $4,599        100.0%     $4,474      100.0%      $4,424        100.0%
                            ======     =====          ======        =====      ======      =====       ======        =====



                             February 28, 1994
                         ------------------------
                                     Percent of
                                      Loans to
                            Amount   Total Loans
                          --------- -------------
                          (Dollars in Thousands)
Real estate loans(1)        $3,991     99.6%
Consumer and other loans       196      0.4
                            ------    -----
   Total                     4,187    100.0%
                            ======    =====


----------
(1) Includes residential and commercial real estate loans and construction loans.

                              INVESTMENT ACTIVITIES

    The Bank is required under OTS regulations to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System" for a description of such regulations. Such securities include obligations issued or fully guaranteed by the United States government, certain federal agency obligations, certain time deposits and negotiable certificates of deposit issued by commercial banks and other specified investments, including commercial paper and corporate debt securities.

    The Bank's investment portfolio has primarily consisted of obligations of the United States government and federal agencies, federal funds sold, certificates of deposit and securities purchased under agreements to resell.

    The following table sets forth the carrying value of Maryland Federal's investment securities and certain other interest-earning assets at the dates indicated.


                                                     February 28,              February 28,            February 29,
                                                         1998                      1997                    1996
                                                --------------------      --------------------     ------------------
                                                                            (In thousands)
United States Government and
 agency obligations                                   $ 20,473                   $9,974                $ 7,997
State and County Government
  obligations                                            1,473                    1,474                  1,476
Equity securities                                       19,556                    5,225                  8,577
Interest-bearing deposits                               51,213                    8,381                 15,711
Federal funds sold                                       8,625                   15,406                  5,058
Securities purchased under
 agreements to resell                                    5,405                    2,259                 11,034
Federal Home Loan Bank stock                            12,484                   11,364                 12,514
                                                      --------                 --------                --------
 Total                                                $119,229                 $ 54,083                $62,367
                                                      ========                 ========                ========



    As of February 28, 1998, no investment securities of any single issuer were held by the Bank where the aggregate carrying value of such securities exceeded 10% of the Company's stockholders' equity, other than United States Government and agency obligations, interest-bearing deposits with the Federal Home Loan Bank, Federal Home Loan Bank stock and an asset management fund portfolio invested in adjustable rate mortgages.

    The following table sets forth at February 28, 1998 the amount of each category of the Bank's investment securities and certain other interest-earning assets which mature during each of the periods indicated and the weighted average yield for each range of maturities.

                                                  Amounts At February 28, 1998 Which Mature
                                  -------------------------------------------------------------------------
                                         In           After One Year    After Five Years
                                  One Year or Less  Through Five Years  Through Ten Years  After Ten Years
                                  ----------------  ------------------  -----------------  ---------------
                                          Weighted            Weighted          Weighted            Weighted
                                          Average             Average            Average            Average
                               Amount      Yield     Amount    Yield    Amount    Yield    Amount    Yield
                              --------   ---------  --------  --------  ------  ---------  ------   -------
                                                              (Dollars in Thousands)
United States government
 and agency obligations       $ 7,483       5.25%   $12,990     6.15%   $  --        --%   $     --     --%
State and County
 Government obligations            --         --      1,473     4.50       --         --         --     --
Equity securities              19,556       4.21         --       --       --         --         --     --
Interest-bearing deposits      51,213       5.56         --       --       --         --         --     --
Federal funds sold              8,625       5.62         --       --       --         --         --     --
Securities purchased under
 agreements to resell           5,405       5.35         --       --       --         --         --     --
Federal Home Loan
 Bank stock                      --           --         --       --       --         --     12,484   7.25
                              --------              --------            ------             --------
 Total                        $92,282       5.24    $14,463     5.98    $  --         --   $ 12,484   7.25
                              ========              ========            ======             ========


                                SOURCES OF FUNDS

    General. Deposits are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan amortizations and prepayments, advances from the FHLB of Atlanta and, to a lesser extent, sales of loans. It is the Bank's policy to utilize the source of funds which has the lowest available cost. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. Borrowings may also be used on a longer term basis to support expanded activities. Historically, the Bank's borrowings have primarily consisted of advances from the FHLB of Atlanta. See "Borrowings."

    Deposits. Due to regulatory and economic conditions, the Bank has increasingly relied upon deregulated fixed-rate certificate accounts and other authorized types of deposits. The Bank has established a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates consistent with OTS regulations. These programs include regular savings accounts, checking accounts, money market deposit accounts ("MMDAs") and variable and fixed-rate certificates. Also included among these programs are individual retirement accounts ("IRAs") and Keogh retirement accounts.

    Maryland Federal's deposits are obtained primarily from residents of the five counties in the State of Maryland in which Maryland Federal is located. The Bank does not utilize brokered deposits. The principal methods used by Maryland Federal to attract deposit accounts include offering a wide variety of services and accounts, competitive interest rates and convenient office locations. At February 28, 1998, Maryland Federal operated 27 automated teller machines ("ATMs") in addition to participating in the HONOR(R)/MOST(R) ATM network.

    The Bank currently offers certificates of deposit with minimum balance requirements beginning at $100, with the rates set as appropriate based on a review of the rates offered by other financial institutions in the Bank's primary market area. The Bank also offers jumbo certificates of deposit in denominations of $100,000 or more. The Bank's MMDAs currently have a $1,000 minimum deposit, no regulatory interest rate ceiling and limited check-writing privileges. The interest rate on the account is reviewed frequently based on money market conditions.

    The following table shows the distribution of, and certain other information relating to, the Bank's deposits by type of deposit at the dates indicated.


                                            February 28,                     February 28,                     February 29,
                                               1998                              1997                            1996
                                   -----------------------------     ---------------------------     ---------------------------
                                       Amount          Percent           Amount         Percent         Amount          Percent
                                   ------------     ------------     ------------     ----------     -------------     ---------
                                                                     (Dollars in Thousands)
Regular savings accounts             $70,870            8.5%           $74,488           9.4%         $76,514             9.7%
Checking accounts                     63,366            7.6             53,937           6.8           44,497             5.6
MMDAs                                 40,495            4.9             42,385           5.4           45,315             5.7
Fixed-rate certificates              296,247           35.6            307,303          39.0          274,266            34.9
Money market certificates:
   91 day                              5,042            0.6              6,469           0.8            6,632             0.8
   6 month                            23,973            2.9             20,895           2.7           23,171             2.9
  12 month                           152,334           18.3            113,871          14.4          146,177            18.5
Variable-rate certificates            14,626            1.8             15,869           2.0           21,166             2.7
Jumbo certificates                    95,384           11.5             88,620          11.2          116,313            14.7
Mini-jumbo certificates               44,718            5.4             36,043           4.6           12,284             1.6
IRA certificates                      24,535            2.9             29,053           3.7           22,596             2.9
                                   ------------     ------------     ------------     ----------     -------------     ---------
    Total                           $831,590          100.0%          $788,933         100.0%        $788,931           100.0%
                                   ============     ============     ============     ==========     =============     =========


    The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.


                                                                   Year Ended
                                 ---------------------------------------------------------------------------------------------
                                       February 28,                February 28,                      February 29,
                                           1998                        1997                              1996
                                 -----------------------       ----------------------           ---------------------
                                                Average                       Average                        Average
                                 Average          Rate         Average         Rate             Average        Rate
                                 Balance          Paid         Balance         Paid             Balance        Paid
                                 -------        -------        -------        -------           -------      -------
                                                                   (Dollars in Thousands)
Regular savings
  accounts                      $72,753           3.21%       $ 75,417          3.22%           $80,731       3.33%
Checking accounts                54,215           1.39          48,156          1.52             42,158       1.80
MMDAs                            41,279           3.14          42,904          3.04             45,915       3.03
Fixed-rate certificates         294,561           5.59         308,184          5.57            243,810       5.81
Money market
  certificates:
  91 day                          7,253           4.66           6,764           4.75             5,370       4.39
   6 month                       27,204           4.91          23,922           5.03            21,439       4.70
  12 month                      142,325           5.39         122,119           5.44           166,130       5.88
  18 month                           --             --             ---            ---                 4       3.50
Variable-rate
  certificates                   15,027           5.12          17,034           5.12            27,019       5.24
Jumbo certificates               92,225           5.66          92,367           5.75           110,989       6.04
Mini-jumbo certificates          40,094           5.58          23,643           5.50             8,823       5.28
IRA certificates                 26,949           5.44          26,619           5.74            21,308       6.10
                               ---------                      --------                         --------
 Total                         $813,885           4.90        $787,129           4.93          $773,696       5.16
                               =========                      ========                         ========



    The large variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and has allowed it to be competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). However, these accounts have been more costly than traditional accounts during periods of high interest rates. In addition, the Bank has become increasingly vulnerable to short-term fluctuations in deposit flows as customers have become more rate-conscious and willing to move funds into higher yielding accounts. The ability of the Bank to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

    The Bank controls the flow of deposits by having the senior officers of the Bank meet frequently to determine the interest rates which the Bank will offer to the general public. Such officers consider the amount of funds needed by the Bank on both a short and long-term basis, the rates being offered by the Bank's competitors, alternative sources of funds, and the projected level of interest rates in the future. Maryland Federal does not necessarily seek to match the highest rates paid by competing institutions.

    The following table sets forth the net deposit flows of the Bank during the periods indicated.


                                                           Year Ended
                                -----------------------------------------------------------
                                February 28,                February 28,       February 29,
                                    1998                       1997               1996
                                ------------                ------------       ------------
                                                         (In thousands)
Increase (decrease)
 before interest credited         $17,117                   $ (25,102)            $  (337)
Interest credited                  25,540                      25,104              25,514
                                ------------                ------------       ------------
Net deposit increase              $42,657                   $       2             $25,177
                                ============                ============       ============

    The following table sets forth the amount of certificates of deposit in the amount of $100,000 or more at February 28, 1998 which mature during each of the periods indicated.


                                              Amounts at February 28, 1998 Which Mature
                                              -----------------------------------------
                                                 After Three             After
                              In Three              Months             Six Months
                               Months              Through              Through               After 12
                               or Less            Six Months           12 Months               Months
                              --------           ------------          ----------             ---------
                                                            (In Thousands)
Certificates of deposit        $51,369              $36,461              $40,588                $25,354
                              ========           ============          ==========



    The following table presents certain information concerning Maryland Federal's deposits at February 28, 1998 and the scheduled quarterly maturities of its certificates of deposit.



                                                                              Weighted
                                                                              Average
                                                          Percentage of       Nominal
                                         Amount          Total Deposits         Rate
                                      ------------      -----------------   ------------
                                                     (Dollars in Thousands)
Regular savings accounts                $70,870               8.52%             3.21%
Checking accounts                        63,366               7.62              1.31
MMDAs                                    40,495               4.87              3.15
                                       --------             -------
 Total                                  174,731              21.01              2.51
                                       --------             -------
Certificate accounts maturing
by quarter:
 May 31, 1998                          171,271               20.60              5.19
 August 31, 1998                       155,428               18.69              5.72
 November 30, 1998                     109,619               13.18              5.67
 February 28, 1999                      82,250                9.89              5.63
 May 31, 1999                           27,344                3.29              5.76
 August 31, 1999                        33,681                4.05              5.80
 November 30, 1999                      10,777                1.30              5.79
 February 29, 2000                      11,540                1.39              5.77
 May 31, 2000                           14,329                1.72              5.76
 August 31, 2000                         9,511                1.14              5.74
 November 30, 2000                       4,162                0.50              5.72
 February 28, 2001                       3,108                0.37              5.70
 Thereafter                             23,839                2.87              5.88
                                      --------             -------
  Total certificate accounts           656,859               78.99              5.57
                                      --------             -------
  Total deposits                      $831,590              100.00%             4.93
                                      ========            ========


    The following table presents, by various interest rate categories, the amounts of certificate accounts at the dates indicated and the amounts of certificate accounts at February 28, 1998 which mature during the periods indicated.


                                                             Amounts at February 28, 1998 Maturing in the Year
                                       Balance at                                   Ending
                            --------------------------    -----------------------------------------------------------
                            February 28,   February 28,   February 28,    February 29,    February 28,
Interest Rate:                1998            1997           1999            2000            2001          Thereafter
--------------             ------------   ------------   ------------    ------------    ------------      ----------
                                                    (In Thousands)
4.00% or less                $  1,306      $  2,711        $  1,205        $    101       $      --        $     --
4.01% to 6.00%                529,198       527,148         426,545          59,219          25,928          17,506
6.01% to 8.00%                125,911        86,964          90,650          23,771           5,157           6,333
8.01% to 10.00%                   440         1,292             164             251              25              --
10.01% to 12.00%                    4             8               4              --              --              --
                             --------      --------        --------        --------       ---------        ---------
 Total                       $656,859      $618,123        $518,568        $ 83,342        $ 31,110        $ 23,839
                             ========      ========        ========        ========       =========        =========



    The Bank does not utilize brokered deposits. FIRREA prohibits any savings institution not meeting minimum capital requirements from accepting, directly or indirectly, brokered deposits or from offering higher than prevailing rates in the institution's market area. The Bank currently meets all of its capital requirements and is not subject to this prohibition.

    Borrowings. The Bank obtains advances from the FHLB of Atlanta upon the security of its capital stock in the FHLB of Atlanta and a portion of its first mortgages and participation certificates. See "Regulation - Regulation of the Bank - Federal Home Loan Bank System." At February 28, 1998, advances mature as follows:


                                             Weighted
                                             Average
  Fiscal Year            Amount               Rate
------------------   ----------------     -------------
                  (Dollars in Thousands)
       1999            $118,000               5.92%
       2000              50,000               6.02
       2001              14,000               5.98
       2003               8,680               5.75
 After 2003              46,000               5.01
                       ---------
  Total                $236,680               5.76
                       =========


    FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Atlanta's assessment of the Bank's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to expand lending.

         The following table sets forth certain information regarding the borrowings of the Bank at the dates indicated.


                         February 28, 1998     February 28, 1997   February 29, 1996
                       --------------------  -------------------- -------------------
                                   Weighted             Weighted             Weighted
                                   Average              Average              Average
                        Balance     Rate     Balance     Rate     Balance     Rate
                        -------    --------  -------    --------  -------    --------
                                       (Dollars in Thousands)
Advances from FHLB     $236,680     5.76%    $226,280    5.91%    $243,780    5.88%


    The following table sets forth certain information concerning the borrowings of the Bank for the periods indicated, which is based on daily average balances.



                                                           Year Ended
                                       -------------------------------------------------
                                       February 28,      February 28,       February 29,
                                           1998             1997               1996
                                       ------------      ------------       ------------
                                                      (Dollars in Thousands)
Advances from FHLB:
 Average balance outstanding             $233,395          $228,479           $213,176
 Maximum amount outstanding at
  any month-end during the period        $246,930          $237,780           $251,030
 Weighted average interest rate
  during the period                          5.90%             5.86%              6.08%
Total short-term borrowings at
 end of period                           $118,000          $136,100           $127,750


                                  SUBSIDIARIES

    OTS regulations permit the Bank to invest up to 2% of its assets in capital stock of, and secured and unsecured loans to, subsidiary service corporations and an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally chartered savings institutions which are in compliance with their regulatory capital requirements also may make conforming loans to service corporations in which the institution owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of the institution's regulatory capital. A savings institution meeting its regulatory requirements also may make, subject to the loans-to-one borrower limitations, conforming loans to service corporations in which the institution does not own or hold more than 10% of the capital stock and certain other corporations meeting specified requirements. Federally chartered savings institutions also are authorized to invest up to 30% of their assets in finance subsidiaries whose sole purpose is to issue debt or equity securities that the Bank is authorized to issue directly, subject to certain limitations. OTS regulations also limit the aggregate amount of direct investments, including loans, by a SAIF-insured institution in real estate, service corporations, operating subsidiaries and equity securities as defined therein.

    At February 28, 1998, the Bank was authorized to have a maximum investment of approximately $24 million in its subsidiaries, exclusive of the 1% of assets permitted for community or inner-city purposes and the ability to make conforming loans. As of such date, the Bank had invested approximately $45,000 in its sole subsidiary.

    Maryland Federal currently operates one wholly-owned service corporation subsidiary, MASSLA Corporation ("MASSLA"). MASSLA, incorporated in December 1971, provides various types of insurance products. MASSLA offers group homeowners and accidental death insurance policies to the Bank's customers and employees.

                           MARKET AREA AND COMPETITION

    Maryland Federal's primary market area consists of Prince George's, Montgomery, Charles, Anne Arundel and Calvert counties in the Maryland suburbs of Washington, D.C. The Federal government accounts for about one-third of the market area's gross regional product. The Federal sector is currently reducing jobs. The slack is being picked up by the technology and education sectors but the losses do hold down the expansion potential for the area economy. The labor market is tighter now than it has been in many years.

    Interest rates on deposits in the Washington area have traditionally been among the highest in the nation. Recent surveys suggest this is still the case. The Company has been able to expand its margins but it may not be able to in the future.

    Maryland Federal's competition for real estate loans comes primarily from mortgage banking companies, commercial banks and other savings institutions. Maryland Federal competes for loan originations primarily through the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

                                    EMPLOYEES

    At February 28, 1998, the Company had unpaid executive officers, all of whom serve in the same capacity with the Bank. At February 28, 1998, the Bank and its subsidiary had 269 full-time employees, including its executive officers, as well as 31 part-time employees. None of these employees are represented by a collective bargaining agent, and the Bank has enjoyed harmonious relations with its personnel.

                                   REGULATION

    Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation of the Company

    General. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

    Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

    In addition, Sections 22(h) and 22(g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At February 28, 1998 the Bank had 15 loans with an aggregate balance of approximately $2.1 million outstanding to its executive officers and directors.

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

Regulation of the Bank

    General. The Bank is a federally chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Atlanta and is subject to certain limited regulation by the Federal Reserve Board.

    Federal Regulation. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC to test the savings associations' compliance with various regulatory requirements. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

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

    Insurance of Accounts. The deposits of the Bank are insured up to a maximum extent permitted by SAIF, which is administered by the FDIC, and is backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

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

    FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Bank's one-time special assessment amounted to $5.1 million. Net of related tax benefits, the one-time special assessment amounted to $3.1 million. The payment of such special assessment had the effect of immediately reducing the Bank's capital by such amount.

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

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

    Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At February 28, 1998, the Bank had no qualifying supervisory goodwill or purchased mortgage servicing rights. In addition, as of such date, the Bank had no investments in or extensions of credit to subsidiaries engaged in activities not permissible to national banks.

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

    The following table sets forth certain information concerning Maryland Federal's regulatory capital at February 28, 1998.


                                        Tangible                    Core                    Risk-Based
                                        Capital                   Capital                    Capital
                                       ---------               -----------                  ----------
                                                            (Dollars in Thousands)
Capital under GAAP                      $103,587                  $103,587                   $103,587

Additional capital items:
 Qualifying general loan loss
  allowance                                   --                        --                      4,782
Other                                     (5,918)                   (5,918)                    (5,917)
                                       ---------               -----------                  ----------
Total regulatory capital                  97,669                    97,669                    102,452

Minimum required capital                  17,777                    35,554                     49,595
                                       ---------               -----------                  ----------
Excess regulatory capital               $ 79,892                  $ 62,115                   $ 52,857
                                       =========               ===========                  ==========
Regulatory capital as a
 percentage(1)                              8.24%                     8.24%                     16.53%

Minimum capital required as a
 percentage (1)                             1.50%                     3.00%                      8.00%
                                       ---------               -----------                  ----------
Regulatory capital as a percentage
 in excess of requirement                   6.74%                     5.24%                      8.53%
                                       =========               ===========                  ==========



----------

(1) Tangible capital and core capital are computed as a percentage of adjusted total assets of $1.19 billion. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $619.9 million.

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

    In September 1992, the federal banking agencies (including the OTS) adopted substantially similar regulations which are intended to implement the system of prompt corrective action established by the FDIC Improvement Act. These regulations were effective December 19, 1992. Under the regulations, a savings association shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIC Improvement Act and the regulations also specify circumstances under which the OTS may reclassify a well capitalized savings association as adequately capitalized and may require an adequately capitalized savings association or an undercapitalized savings association to comply with supervisory actions as if it were in the next lower category (except that the OTS may not reclassify a significantly undercapitalized savings association as critically undercapitalized). At February 28, 1998, the Bank was in the "well capitalized" category.

    Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 4%. The Bank has consistently complied with applicable regulatory liquidity requirements and is currently in compliance with such requirements.

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

    Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At February 28, 1998 the amount of the Bank's assets which were invested in QTIs was 93.45%, which exceeded the percentage required to qualify the Bank under the QTL test. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

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

    OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form in June 1987.

    On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized." Because the Bank is a subsidiary of the Company, the proposal, however, would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. Each FHLB makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At February 28, 1998, the Bank's advances from the FHLB of Atlanta amounted to $236.7 million.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances. At February 28, 1998, the Bank had $12.5 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended February 28, 1998, dividends paid by the FHLB of Atlanta to the Bank totalled $847,000.

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

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At February 28, 1998, the Bank was in compliance with applicable requirements.

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

                           FEDERAL AND STATE TAXATION

    General. The Company and the Bank are subject to the generally applicable corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain federal income tax matters, and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

    Fiscal Year. The Company and the Bank and its subsidiary currently file a consolidated federal income tax return on the basis of a fiscal year ending on the last day in February.

    Method of Accounting. The Company and the Bank maintain their books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred. The Company and the Bank maintain their books and records for financial reporting purposes using the accrual method of accounting and have established deferred tax assets and liabilities which are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are recorded using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

    Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

    Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Specific Charge-off Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning March 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning March 1, 1996, the excess of the balance of its bad debt reserves as of February 29, 1996 over the balance of such reserves as of February 29, 1988 ("pre-1987 bad-debt reserves"), adjusted downward for any decline in outstanding loans from February 29, 1988. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning March 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding March 1, 1996. The Bank has previously provided for deferred taxes on the amount to be recaptured; therefore, the Small Business Act will not further affect the Bank's net income.

    The Bank has not provided a deferred tax liability on bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Bank amounted to approximately $11,000,000 with an income tax effect of approximately $4,200,000 at February 28, 1998. This bad debt reserve will become taxable for income tax purposes if the Bank does not maintain certain qualified assets as defined or the reserve is charged for other than bad debt losses.

    Distributions. If the Bank distributes cash or property to its stockholders, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution is deemed to have been made from pre-1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

    Audit by IRS. The Company's consolidated federal income tax returns for taxable years through February 28, 1994 have been closed for the purpose of examination by the IRS.

    Maryland Taxes. The Bank and the Company are subject to Maryland taxation at a rate of 7% of their net earnings. For the purpose of the 7% franchise tax imposed on the Bank, net earnings are generally defined as net income of the Bank as determined for state corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the State of Maryland or any of its political subdivisions.

Item 2. Properties.

    The following table presents property owned and leased by the Bank at February 28, 1998.


                                                                                    Net Book
                                                                                    Value of
                                                                                   Property or
                                         Owned               Lease                   Leasehold
                                           or              Expiration             Improvements at
                                         Leased               Date               February 28, 1998
                                        --------           -----------           -----------------
Location:
 Main Office:
 3505 Hamilton Street                     Owned                 --                   $258,652
 Hyattsville, MD  20782

 Branch and Loan Production
  Offices:

   4283 Branch Avenue,                   Leased             7/31/02                   62,780
   Marlow Heights

   7934 Wisconsin Avenue,                Owned                   --                  115,822
   Bethesda

   211 East Charles Street,              Owned                   --                  575,369
   LaPlata

   10666 Campus Way South,              Leased              7/31/98                       --
   Upper Marlboro

   8951 Edmonston Road,                 Leased              1/31/99                    6,967
   Greenbelt

   6309 Allentown Road,                 Leased              3/31/03                    1,496
   Camp Springs

   8490 Annapolis Road,                 Leased               5/4/99                    7,894
   New Carrollton



                                                                                    Net Book
                                                                                    Value of
                                                                                   Property or
                                         Owned               Lease                   Leasehold
                                           or              Expiration             Improvements at
                                         Leased               Date               February 28, 1998
                                        --------           -----------           -----------------


   7130 Minstrel Way, Suite 220         Leased              4/30/01                     ---
   Columbia

   571 N. Solomons Island Road          Leased              3/31/99                 $15,186
   Prince Frederick

   3033 Solomons Island Road             Owned                ---                   258,340
   Edgewater

   1400 Mercantile Lane, Suite 120      Leased              9/30/99                     ---
   Landover

   6 Montgomery Village Avenue,         Leased              8/31/98                     276
   Suite 340
   Gaithersburg

   6816 Race Track Road,                Leased              8/31/02                   7,389
   Bowie

   15421 New Hampshire Avenue,          Leased              1/31/02                   5,600
   Cloverly

   11200 Viers Mill Road,               Leased              11/30/01                  9,327
   Wheaton

   3425 Leonardtown Road,                Owned                ---                   368,386
   Waldorf

   16575 South Frederick Avenue,        Leased              6/30/00                  18,910
   Gaithersburg

   10414 Auto Park Drive,               Leased              7/31/98                   1,241
   West Bethesda



                                                                                    Net Book
                                                                                    Value of
                                                                                   Property or
                                         Owned               Lease                   Leasehold
                                           or              Expiration             Improvements at
                                         Leased               Date               February 28, 1998
                                        --------           -----------           -----------------
   13600 Laurel - Bowie Road,            Leased              8/31/01                $  9,836
   Laurel

   6901 Laurel-Bowie Road,                Owned                ---                   324,325
   Bowie

   11428 Cherry Hill Road,               Leased              7/31/98                   3,973
   Cherry Hill

   5801 Deale-Churchton Road,            Leased              8/14/02                  11,533
   Deale

   1419 Forest Drive                     Leased              12/31/01                 63,824
   Annapolis

   1470 Rockville Pike                    Owned                ---                   553,467
   Rockville

   2001 Davidsonville Road                Owned                ---                   270,946
   Crofton

   9546 Livingston Road,                 Leased              12/31/98                 10,331
   Fort Washington

   11110 Mall Circle                     Leased              1/31/05                  29,340
   St. Charles

   11140 New Hampshire Avenue            Leased              12/31/02                     --
   Silver Spring

   13621 Georgia Avenue                  Leased              12/31/04                  8,848
   Silver Spring

   7945 MacArthur Blvd.                  Leased              4/31/02                   4,030
   Cabin John



                                                                                    Net Book
                                                                                    Value of
                                                                                   Property or
                                         Owned               Lease                   Leasehold
                                           or              Expiration             Improvements at
                                         Leased               Date               February 28, 1998
                                        --------           -----------           -----------------
 Administrative Offices:                 Leased              10/31/98                  $ 24,718
   9200 Edmonston Road
   Greenbelt

   3321 Toledo Terrace #203 & 204         Owned                   --                    211,154
   Toledo Terrace



Item 3. Legal Proceedings.

    The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

    Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    The information required herein is incorporated by reference from page 29 of the Company's 1998 Annual Report to Stockholders attached hereto as Exhibit 13 ("Annual Report").

Item 6. Selected Financial Data.

    The information required herein is incorporated by reference from page 14 of the Company's Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information required herein is incorporated by reference from pages six to 13 of the Company's Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required herein is incorporated by reference from pages 11 and 13 of the Company's Annual Report.

Item 8. Financial Statements and Supplementary Data.

    The information required herein is incorporated by reference from pages two and 16 to 28 of the Company's Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant-Prospectus.

    The information required herein is incorporated by reference from the definitive proxy statement-prospectus of the Company to be filed with the SEC within 120 days from the Company's fiscal year end ("Definitive Proxy Statement-Prospectus").

Item 11. Executive Compensation.

    The information required herein is incorporated by reference from the Definitive Proxy Statement-Prospectus.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required herein is incorporated by reference from the Definitive Proxy Statement-Prospectus.

Item 13. Certain Relationships and Related Transactions.

    The information required herein is incorporated by reference from the Definitive Proxy Statement-Prospectus.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Documents filed as part of this Report

    (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

    Independent Auditors' Report

    Consolidated Statements of Financial Condition at February 28, 1998 and February 28, 1997

    Consolidated Statements of Income for the Years Ended February 28, 1998, February 28, 1997 and February 29, 1996

    Consolidated Statements of Stockholders' Equity for the Years Ended February 28, 1998 February 28, 1997 and February 29, 1996

    Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 28, 1997 and February 29, 1996

    Notes to Consolidated Financial Statements

    (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

    (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.



     No.   Exhibits
     ---   --------
    3.1    Articles of Incorporation*
    3.2    Bylaws*
    4.1    Specimen Common Stock Certificate*
    4.2    Rights Agreement Dated as of January 18, 1990**
 10.1(a)   Key Employee Stock Compensation Program***
 10.1(b)   1988 Employee Stock Purchase Plan***
 10.1(c)   1989 Stock Option and Stock Appreciation Rights Plan***
   10.2    Employment Agreement with Robert H. Halleck (see "- Employment
            Agreements" in Item 11 of this Report for a list of Maryland
            Federal employees who have employment agreements which are substantially identical in all material respects, except as described therein as to salary and term, to the employment agreement with Robert H. Halleck)****
   10.3    1992 Stock Incentive Plan*****
   10.4    1993 Directors' Stock Option Plan*****
   10.5    1995 Stock Option Plan*******
   10.6    Non-Qualified Executive Deferred Compensation Plan for Robert
            H. Halleck********
     13    1998 Annual Report to Stockholders
     21    Subsidiaries -- Reference is made to Item 1, "Business - General"
           for the required information
     23    Consent of Independent Auditors
     27    Financial Data Schedule


----------
 * Incorporated by reference to the Form 8-B Registration Statement filed by the Company with the SEC on November 8, 1989.

** Incorporated by reference to the Form 8-A Registration Statement filed by the Company with the SEC on January 28, 1990.

*** Incorporated by reference to the Form S-4 Registration Statement (No. 33-
    29945) filed by the Company with the SEC on July 13, 1989.

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

******** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended February 28, 1997 filed by the Company with the SEC on May 29, 1997.

    (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 1998.

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

                                        MARYLAND FEDERAL BANCORP, INC.

May 28, 1998                            By: /s/ Robert H. Halleck
                                            ---------------------
                                            Robert H. Halleck
                                            President and Chief Executive
                                             Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard B. Bland                                            May 28, 1998
----------------------------------
Richard B. Bland, Chairman of
  the Board

/s/ Robert H. Halleck                                           May 28, 1998
----------------------------------
Robert H. Halleck, Director,
 President and Chief Executive
 Officer (principal executive
 officer)

/s/ Lynn B. Hounslow                                            May 28, 1998
----------------------------------
Lynn B. Hounslow Senior Vice President, Treasurer
and Chief Financial Officer
(principal financial officer and
principal accounting officer)

/s/ A. William Blake, Jr.                                       May 28, 1998
----------------------------------
A. William Blake, Jr., Director
   and Executive Vice President

/s/ Willie L. Harkless, Sr.                                     May 28, 1998
----------------------------------
Willie L. Harkless, Sr., Director

/s/ Richard R. Mace                                             May 28, 1998
----------------------------------
Richard R. Mace, Director

/s/ David A. McNamee                                            May 28, 1998
----------------------------------
David A. McNamee, Director

/s/ Thomas H. Welsh, III                                        May 28, 1998
----------------------------------
Thomas H. Welsh, III, Director