Form 10-Q
period 1998-05-31
MARYLAND FEDERAL BANCORP INC
filed 1998-07-15
CIK 853020

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended May 31, 1998

                             OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________to________

              Commission File Number 0-18107

                  MARYLAND FEDERAL BANCORP, INC.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Maryland                             52-1640579
-------------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

3505 Hamilton Street, Hyattsville, MD.                  20782
--------------------------------------------         ------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number,
  including area code:                      (301) 779-1200

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

           Number of Shares of Common Stock Outstanding as of
                               July 7, 1998


         Title of Class                     Number of Shares Outstanding
         --------------                     ----------------------------
         Common Stock ($.01                      6,578,933 Shares
         par value per share)

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION:                                            PAGE

         Item 1.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of May 31, 1998 and
                  February 28, 1998                                          1

                  Consolidated Statements of Income for the
                  three months ended May 31, 1998 and 1997                   2

                  Consolidated Statements of Stockholders'
                  Equity for the three months ended May 31,
                  1998 and 1997                                              3

                  Consolidated Statements of Cash Flows for
                  the three months ended May 31, 1998 and
                  1997                                                       4

                  Notes to Consolidated Financial Statements               5-7

       Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8-16

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                         16

PART II - OTHER INFORMATION:

         Item 1.  Legal Proceedings                                         17

         Item 2.  Changes in Securities                                     17

         Item 3.  Defaults upon Senior Securities                           17

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                                   17

         Item 5.  Other Information                                         17

         Item 6.  Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                                  18

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                   May 31,         February 28,
                                                    1998               1998
                                                 -----------       -----------
                                                         (In Thousands)

ASSETS

Cash and due from banks                          $   10,484        $    10,504
Interest-bearing deposits with banks                 57,865             51,213
Federal funds sold and securities purchased
  under agreements to resell                         17,170             14,030
Securities available for sale                        73,408             77,623
Securities held to maturity (fair value,
  $33,929,000 and $21,989,000, respectively)         33,927             21,946
Loans held for sale, at cost                          9,918             13,461
Loans receivable, net                               958,244            975,725
Accrued interest receivable                           6,198              6,482
Federal Home Loan Bank stock, at cost                12,172             12,484
Foreclosed real estate, net                           1,388              1,281
Premises and equipment, net                           4,732              4,813
Other assets                                          2,615              2,484
                                                 -----------       -----------
    Total assets                                 $1,188,121         $1,192,046
                                                 -----------       -----------
                                                 -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                        $   832,699        $   831,590
Advances from Federal Home Loan
  Bank of Atlanta                                   224,430            236,680
Advances from borrowers for taxes and insurance      12,420              8,630
Income taxes                                          3,321              2,894
Accrued expenses and other liabilities                7,890              7,799
                                                 -----------       -----------
    Total liabilities                             1,080,760          1,087,593
                                                 -----------       -----------
STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares
  authorized; none issued                                --                 --
Common stock; $.01 par value; 15,000,000 shares
  authorized; 8,382,813 and 8,311,676 shares
  issued, respectively                                   84                 83
Additional paid-in capital                           45,905             44,497
Retained earnings, substantially restricted          74,664             72,969
Accumulated other comprehensive income:
  Unrealized holding gains, net of deferred
    income taxes of $2,972,000 and $3,096,000,
    respectively                                      4,728              4,924
Treasury stock, at cost; 1,810,852 shares           (18,020)           (18,020)
                                                 -----------       -----------
    Total stockholders' equity                      107,361            104,453
                                                 -----------       -----------
        Total liabilities and stockholders'
          equity                                 $1,188,121         $1,192,046
                                                 -----------       -----------
                                                 -----------       -----------

              See Notes to Consolidated Financial Statements.

                 MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended May 31,
                                                       1998              1997
                                                       ----              ----
                                                (In Thousands, Except Per Share Data)

Interest income:
  Loans receivable:
    First mortgage loans                              $15,812           $16,777
    Consumer and other loans                            2,664             2,180
  Securities available for sale and held
    to maturity                                         1,514             1,283
  Other interest-earning assets                         1,377               634
                                                      -------           -------
      Total interest income                            21,367            20,874
                                                      -------           -------

Interest expense:
  Deposits                                             10,269             9,757
  Advances from Federal Home Loan Bank
    of Atlanta                                          3,351             3,411
  Advances from borrowers for taxes and insurance           6                 8
                                                      -------           -------
      Total interest expense                           13,626            13,176
                                                      -------           -------
Net interest income                                     7,741             7,698

Provision for loan losses                                  --                70
                                                      -------           -------
Net interest income after provision for
  loan losses                                           7,741             7,628
                                                      -------           -------
Noninterest income:

  Banking service charges and fees                        632               507
  Loan fees and service charges                           131                89
  Gain on sales of first mortgage loans                   351                60
  Other                                                    23                25
                                                      -------           -------
      Total noninterest income                          1,137               681
                                                      -------           -------
Noninterest expense:
  Compensation and benefits                             2,830             2,403
  Occupancy and equipment                                 794               758
  Federal deposit insurance premiums                      128               129
  Loss on foreclosed real estate, net                      18                40
  Advertising                                             151               155
  Other                                                   959               996
                                                      -------           -------
      Total noninterest expense                         4,880             4,481
                                                      -------           -------
Income before income taxes                              3,998             3,828
Income tax expense                                      1,564             1,480
                                                      -------           -------
NET INCOME                                            $ 2,434           $ 2,348
                                                      -------           -------
                                                      -------           -------
Earnings per share:
  Basic                                                  $.37              $.37
                                                      -------           -------
                                                      -------           -------
  Diluted                                                $.36              $.36
                                                      -------           -------
                                                      -------           -------

              See Notes to Consolidated Financial Statements.

                   MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                            Retained         Accumulated
                                           Additional       Earnings,            Other                        Total
                               Common        Paid-in      Substantially     Comprehensive      Treasury    Stockholders'
                                Stock        Capital        Restricted          Income           Stock        Equity
                               ------      ----------    -------------      -------------      --------    -------------
                                                           (In Thousands)

Balance, February 28,1997         $82         $42,584          $66,976           $2,835        $(17,216)         $95,261
                                                                                                            ------------
  Comprehensive income:
    Net income                     --              --            2,348               --              --            2,348
    Unrealized holding gains,
      net of deferred income
      taxes                        --              --               --              218              --              218
                                                                                                            ------------
  Total comprehensive income       --              --               --               --              --            2,566
                                                                                                            ------------
  Issuance of 43,734 shares of
    common stock under stock
    plans and related tax
    benefits                       --             622               --               --              --              622
  Purchase of 44,000 shares of
    treasury stock                 --              --               --               --            (804)            (804)
  Cash dividends ($.10 per
    share)                         --              --             (639)              --              --             (639)
                               ------      ----------    -------------      -------------      --------    -------------
Balance, May 31,1997              $82         $43,206          $68,685           $3,053        $(18,020)         $97,006
                               ------      ----------    -------------      -------------      --------    -------------
                               ------      ----------    -------------      -------------      --------    -------------
Balance, February 28, 1998        $83         $44,497          $72,969           $4,924        $(18,020)        $104,453
                                                                                                            ------------
  Comprehensive income:
    Net income                     --              --            2,434               --              --            2,434
    Unrealized holding
      gains, net of deferred
      income taxes                 --              --               --             (196)             --             (196)
                                                                                                            ------------
  Total comprehensive income       --              --               --               --              --            2,238
                                                                                                            ------------
  Issuance of 71,137 shares of
    common stock under stock
    plans and related tax
    benefits                        1           1,408               --               --              --            1,409
  Cash dividends ($.1125 per
    share)                         --              --             (739)              --              --             (739)
                               ------      ----------    -------------      -------------      --------    -------------
Balance, May 31,1998              $84         $45,905          $74,664           $4,728        $(18,020)        $107,361
                               ------      ----------    -------------      -------------      --------    -------------
                               ------      ----------    -------------      -------------      --------    -------------

              See Notes to Consolidated Financial Statements.

                  MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Three months ended May 31,
                                                            --------------------------
                                                            1998            1997
                                                            ----------      ----------
                                                                 (In Thousands)

OPERATING ACTIVITIES:
  Net income                                                  $  2,434        $  2,348
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization:
      Premises and equipment                                       228             187
      Other                                                       (231)           (256)
      Loans originated for sale                                (35,281)        (12,781)
      Sale of loans originated for sale                         38,824          10,183
      Provision for losses on loans and foreclosed
        real estate                                                 --             100
      Gain on sales of foreclosed real estate                       (4)            (20)
      Deferred income taxes                                        (93)           (145)
      Tax benefits relating to stock options                       519              96
      Decrease (increase) in:
        Accrued interest receivable                                284              15
        Other assets                                              (203)           (287)
      Increase in:
        Current income taxes payable                               644           1,517
        Accrued expenses and other liabilities                      86             477
                                                            ----------      ----------
          Net cash provided by operating activities              7,207           1,434
                                                            ----------      ----------
INVESTING ACTIVITIES:
  Loans originated                                             (51,523)        (36,016)
  Principal collected on loans                                  68,928          23,006
  Purchases of securities:
    Available for sale                                            (171)         (3,018)
    Held to maturity                                           (19,948)             --
  Principal collected on mortgage-backed and related
    securities                                                   4,057           3,247
  Proceeds from maturities of securities:
    Held to maturity                                             8,000              --
  Net increase in federal funds sold and
    securities purchased under agreements to resell             (3,140)           (924)
  Decrease (increase) in Federal Home Loan Bank stock              312            (108)
  Proceeds from sales of foreclosed real estate                    252             212
  Purchases of premises and equipment                             (147)           (274)
                                                            ----------      ----------
          Net cash provided by (used in) investing
            activities                                           6,620         (13,875)
                                                            ----------      ----------
FINANCING ACTIVITIES:
  Net increase in deposits                                       1,109          18,429
  Proceeds from Federal Home Loan Bank advances                 62,000          19,600
  Principal payments on Federal Home Loan Bank advances        (74,250)        (17,450)
  Net increase in advances from borrowers for taxes
    and insurance                                                3,790           4,653
  Proceeds from issuance of stock under stock plans                890             526
  Purchase of treasury stock                                       --             (804)
  Cash dividends paid                                             (734)           (639)
                                                            ----------      ----------
          Net cash provided by (used in) financing
            activities                                          (7,195)         24,315
                                                            ----------      ----------
INCREASE IN CASH AND CASH EQUIVALENTS                            6,632          11,874

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           61,717          10,939
                                                            ----------      ----------
  End of period                                                $68,349         $22,813
                                                            ----------      ----------
                                                            ----------      ----------

                 See Notes to Consolidated Financial Statements.

                   MARYLAND FEDERAL BANCORP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

      In the opinion of the management of Maryland Federal Bancorp, Inc. ("Maryland Federal" or the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial condition as of May 31, 1998, and the results of its operations for the three months ended May 31, 1998 and 1997, and cash flows for the three months ended May 31, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes included in Maryland Federal Bancorp, Inc. and Subsidiary's annual report for the fiscal year ended February 28, 1998. The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results which may be achieved for the full fiscal year.

NOTE 2 - PLAN OF REORGANIZATION:

         On February 25, 1998, Maryland Federal entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") and a related Plan of Merger (the "Plan of Merger"), pursuant to which Maryland Federal will become a part of BB&T Corporation ("BB&T") (the "Merger"). Under the terms of the Plan of Merger, each share of common stock of Maryland Federal will be converted into the right to receive 0.5975 of a share of common stock of BB&T, subject to possible adjustment as set forth in the Reorganization Agreement and the Plan of Merger.

         Consummation of the Merger is subject, among other things, to the approval of the Reorganization Agreement and the Plan of Merger by the Maryland Federal shareholders, approval of the Merger by various regulatory agencies, and satisfaction or waiver of certain other contractual conditions. The Merger will be accounted for as a purchase under generally accepted accounting principles.

         In connection with the Reorganization Agreement, BB&T and Maryland Federal entered into a stock option agreement whereby BB&T shall have the option to purchase 1,290,000 shares of Maryland Federal's common stock at a price of $30.50 per share, only upon the occurrence of certain specified events. These options, which may have a potentially dilutive effect on earnings per share, have been excluded from the weighted average number of shares computation, as preconditions to the exercisability of such options were not satisfied.

NOTE 3 - EARNINGS PER SHARE:

         During fiscal 1998, Maryland Federal adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of stock options. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, including dilutive stock options outstanding during the period. Earnings per share amounts for the three months ended May 31, 1997, have been restated to conform to the requirements of this statement.

         The weighted average number of common shares outstanding used in the computation of basic earnings per share was 6,555,280 and 6,406,853 for the three months ended May 31, 1998 and 1997, respectively. The weighted average number of common shares outstanding, including dilutive stock options, used in the computation of diluted earnings per share was 6,843,280 and 6,550,157 for the three months ended May 31, 1998 and 1997, respectively. Stock options for 80,400 common shares have been excluded from the computation of diluted earnings per share for the three months ended May 31, 1997, as their effect would be antidilutive.

NOTE 4 - COMPREHENSIVE INCOME:

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains or losses on certain debt securities for example, are accumulated with net income in determining comprehensive income. Maryland Federal adopted the provisions of the statement effective March 1, 1998, including retroactive application to prior periods. The standard does not address issues of recognition or measurement for comprehensive income and its components; therefore, the implementation of the statement did not have a material impact on Maryland Federal's consolidated financial statements.

NOTE 5 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                   Three Months Ended May 31,

                                                             ---------------------------------------
                                                                   1998                  1997
                                                             ------------------    -----------------
                                                                         (In Thousands)

                       Cash paid for:

                         Interest                                      $13,306              $12,840
                         Income taxes                                       --                   16


NOTE 6 - RECLASSIFICATIONS:

         Certain amounts for the three months ended May 31, 1997 have been reclassified for comparative purposes.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS:

         The Company adopted Statement of Financial Accounting Standards No. 131 and No. 132, effective March 1, 1998. The adoption of these statements did not have a material impact on the consolidated financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Maryland Federal Bancorp, Inc. (the "Company") is the unitary savings and loan holding company of Maryland Federal Bank (the "Bank") and its subsidiary. The Company and the Bank are sometimes collectively referred to as "Maryland Federal." The Company currently owns 100% of the issued and outstanding common stock of the Bank, which is the principal asset of the Company. The Company does not presently own or operate any subsidiaries other than the Bank and its subsidiary.

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

MERGER ACTIVITY

         On February 25, 1998, the Company and BB&T Corporation ("BB&T") announced that they had executed a definitive Agreement and Plan of Reorganization ("Agreement") pursuant to which the Company will be acquired by BB&T. BB&T is a $32 billion multi-bank holding company based in Winston-Salem, North Carolina with banking offices throughout North Carolina, South Carolina and Virginia.

         Based upon BB&T's closing stock price of $62.00 on February 24, 1998, the transaction is valued at $37.05 per share or a total consideration to be paid to the Company's shareholders of $265.3 million. Under the Agreement, BB&T will acquire all of the issued and outstanding common stock of the Company in exchange for no less than 0.5975 and no greater than 0.6102 of a share (subject to possible upward adjustment under certain circumstances) of BB&T's common stock. Pricing will be based on the average of BB&T's closing prices for a specific period prior to closing the transaction. The acquisition, which will be accounted for as a purchase, is expected to be completed during the third quarter of calendar 1998.

         This transaction will more than double BB&T's presence in the greater metropolitan Washington, D.C. area and is expected to provide expanded products and services to Maryland Federal's existing customer base. Under the Agreement, Maryland Federal will become part of BB&T Corporation, a company known for emphasizing autonomy and local decision-making.

FINANCIAL CONDITION

         Assets. Total assets as of May 31, 1998 decreased $3.9 million or 0.3% to $1.19 billion as compared to February 28, 1998. This decrease was primarily due to decreases of $21.0 million or 2.1% in loans receivable, net (including loans held for sale), and $4.2 million or 5.4% in securities available for sale which more than offset increases of $12.0 million or 54.6% in securities held to maturity, $6.7 million or 13.0% in interest-bearing deposits with banks and $3.1 million or 22.4% in federal funds sold and securities purchased under agreements to resell. The decrease in loans receivable, net, and increases in securities held to maturity and interest-bearing deposits with banks, were due primarily to management's decision to sell new fixed-rate mortgage loans in the secondary market and keep short-term liquidity in the form of such assets. The Bank recently experienced a high volume of loan refinancing activity due to the lower loan rates offered as a result of the current interest rate environment.

         Liabilities. Total liabilities as of May 31, 1998 decreased by $6.8 million or 0.6% to $1.08 billion as compared to February 28, 1998. This decrease was primarily due to a $12.3 million or 5.2% decrease in advances from the Federal Home Loan Bank of Atlanta ("FHLB"), which more than offset increases of $1.1 million or 0.1% in deposits, $3.8 million or 43.9% in advances from borrowers for taxes and insurance and $427,000 or 14.8% in income taxes payable. Cash proceeds resulting from the sale and repayment of mortgage loans were utilized in retiring advances from the FHLB. The increase in advances from borrowers for taxes and insurance was the result of the accumulation of such funds for the payment of taxes and insurance applicable to mortgage loans to be paid during the third quarter of fiscal 1999.

         Stockholders' Equity. Stockholders' equity increased $2.9 million or 2.8% to $107.4 million at May 31, 1998, versus $104.5 million at February 28, 1998. During the three months ended May 31, 1998, such increase primarily reflects net income of $2.4 million and a $1.4 million increase related to the issuance of shares under stock plans during the period, which were offset by a $196,000 decrease recorded to recognize the net change in unrealized holding gains, net, and dividends to shareholders of $739,000.

RESULTS OF OPERATIONS

         Maryland Federal reported net income of $2.4 million and $2.3 million during the three months ended May 31, 1998 and 1997, respectively. Net income increased by $86,000 or 3.7% during the three months ended May 31, 1998, as compared to the same period in

1997. The increase in net income was the result of a $43,000 increase in net interest income, a $456,000 increase in noninterest income, and a $70,000 decrease in provision for loan losses, which more than offset increases of $399,000 in noninterest expense and $84,000 in income tax expense, during the three months ended May 31, 1998, as compared to the same period in 1997.

Net Interest Income

         Net interest income increased by $43,000 or 0.6% for the three months ended May 31, 1998, as compared to the same period in 1997. The increase for the three months ended May 31, 1998 was primarily the result of an $8.4 million or 8.6% increase in the average balance of interest-earning assets over interest-bearing liabilities, which more than offset an 11 basis point net decrease in the yield earned on interest-earning assets over the rate paid on interest-bearing liabilities ("interest rate spread"), as compared to the same period in 1997.

Interest Income

         Loans receivable. During the three months ended May 31, 1998, interest earned on loans receivable decreased by $481,000 or 2.5%, as compared to the same period in 1997. This decrease was primarily the result of a $27.7 million or 2.8% decrease in the average balance of loans receivable, which more than offset a one basis point increase in the average yield earned thereon to 7.55%. The decrease in the average balance of loans receivable reflects management's decision to sell new fixed-rate mortgage loans in the secondary market.

         Mortgage-backed and related securities. Interest earned on mortgage-backed and related securities decreased by $163,000 or 14.8% during the three months ended May 31, 1998, as compared to the same period in 1997. The decrease during the three months ended May 31, 1998 was primarily due to a four basis point decrease in the average yield earned on mortgage-backed and related securities to 6.76%, coupled with a $9.2 million or 14.3% decrease in the average balance of such assets, as compared to the same period in 1997. The decrease in the average balance of mortgage-backed and related securities was the result of principal repayments on such securities during the three months ended May 31, 1998.

         Investment securities and other interest-earning assets. Interest earned on investment securities and other interest-earning assets increased by $1.1 million or 139.0% during the three months ended May 31, 1998, as compared to the same period in 1997. This increase was primarily the result of a $79.9 million or 144.5% increase in the average balance of investment securities and other interest-earning assets, which more than offset a 12 basis point decrease in the average yield earned on such assets during the three months ended May 31, 1998, as compared to the same period in 1997.

Interest Expense

         Deposits. Interest expense on deposits during the three months ended May 31, 1998, increased by $512,000 or 5.2%, as compared to the same period in 1997. This increase was primarily attributable to a seven basis point increase in the average rate paid on deposits, coupled with a $30.2 million or 3.8% increase in the average balance of such deposits, during the three months ended May 31, 1998 as compared to the same period in 1997. The increase in the average balance of deposits during the three months ended May 31, 1998, as compared to the same period in 1997, was due primarily to the competitive interest rates offered on deposits by the Bank.

         Borrowed funds. Interest expense on borrowed funds (including advances from borrowers for taxes and insurance) decreased by $62,000 or 1.8% during the three months ended May 31, 1998, as compared to the same period in 1997. This decrease was primarily due to a 22 basis point decrease in the average rate paid on such funds, which more than offset a $4.4 million or 1.9% increase in the average balance of such funds during the three months ended May 31, 1998, as compared to the same period in 1997.

Provision for Loan Losses

         Loan review procedures are utilized by the Bank in order to ensure that potential problem loans are identified early, thereby lessening any potentially negative impact such problem loans may have on the Bank's earnings. Maryland Federal made no provision for loan losses during the three months ended May 31, 1998, as compared to a $70,000 provision for loan losses during the three months ended May 31, 1997.

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

         As of May 31, 1998, non-performing loans (loans ninety days or more delinquent but still accruing interest, and non-accrual loans) totaled $6.3 million ($6,321,000 of which consisted of first mortgage loans, with the remaining $4,000 consisting of consumer and other loans) and represented 0.65% of total loans receivable. At February 28, 1998, non-performing loans totaled $6.6 million ($6,547,000 of which consisted of first mortgage loans, with the remaining $24,000 consisting of consumer and other loans) and represented 0.66% of total loans receivable. As of May 31, 1998, the allowance for loan losses amounted to $4.8 million and represented 75.5% of non-performing loans. At February 28, 1998, the allowance for loan losses amounted to $4.8 million and represented 72.8% of non-performing loans. Noninterest Income

         Total noninterest income increased $456,000 or 67.0% during the three months ended May 31, 1998, as compared to the same period in 1997. This increase was the result of increases of $291,000 or 485.0% in gain on sales of first mortgage loans, $125,000 or 24.7% in banking service charges and fees and $42,000 or 47.2% in loan fees and service charges, which more than offset a decrease of $2,000 or 8.0% in other noninterest income, during the three months ended May 31, 1998, as compared to the same period in 1997.

Noninterest Expense

         Total noninterest expense increased by $399,000 or 8.9% for the three months ended May 31, 1998, as compared to the same period in 1997. The components of noninterest expense are discussed below.

         Compensation and benefits. During the three months ended May 31, 1998, compensation and benefits increased by $427,000 or 17.8%, as compared to the same period in 1997. The increase in compensation and benefits was due primarily to additional staffing necessitated by the expansion of branch offices during fiscal 1998, as well as annual salary adjustments occurring during the three months ended May 31, 1998, which more than offset a reduction in retirement benefit expense, as compared to the same period in 1997.

         Occupancy and equipment. Occupancy and equipment expense increased $36,000 or 4.7% during the three months ended May 31, 1998, as compared to the same period in 1997. Costs incurred with the relocation and expansion of branches during the previous fiscal year contributed to the increase in occupancy and equipment expense during the three months ended May 31, 1998 as compared to the same period in 1997.

         Federal deposit insurance premiums. During the three months ended May 31, 1998, federal deposit insurance premiums paid to the FDIC decreased $1,000 or 0.8%, as compared to the same period in 1997.

         Loss on foreclosed real estate, net. During the three months ended May 31, 1998, loss on foreclosed real estate, net, decreased by $22,000 or 55.0% as compared to the same period in 1997. This decrease was primarily the result of a $30,000 provision made for possible losses on foreclosed real estate during the three months ended May 31, 1997. There was no such provision for possible losses on foreclosed real estate made during the same period in 1998.

         Advertising. During the three months ended May 31, 1998, advertising expense decreased by $4,000 or 2.6%, as compared to the same period in 1997.

         Other. During the three months ended May 31, 1998, other noninterest expense decreased by $37,000 or 3.7%, as compared to the same period in 1997. This decrease was primarily due to decreases in legal fees, special services and courier expense, and expenses for books, manuals and publications.

Income Taxes

         The Company made provisions for income taxes of $1.6 million and $1.5 million during the three months ended May 31, 1998 and 1997, respectively. The $84,000 or 5.7% increase was due primarily to the increased profitability of the Company.

CAPITAL ADEQUACY

         The Bank is required under certain federal regulations to maintain minimum tangible capital equal to 1.5% of its adjusted total assets, minimum core capital equal to 3.0% of its adjusted total assets and minimum total capital (a combination of core and supplementary capital) equal to 8.0% of its risk-weighted assets. At May 31, 1998, the Bank had tangible capital equal to 8.49% of adjusted total assets, core capital equal to 8.49% of adjusted total assets and total capital equal to 17.04% of risk-weighted assets.

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

         To be considered "well capitalized," an institution must generally have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of at least 5%. At May 31, 1998, the Bank was considered to be "well capitalized."

IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 Issue has arisen as the result of computer programs that use two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions.

         Maryland Federal has already begun the process of modifying or replacing affected hardware and software as well as ensuring that external service providers, significant vendors and customers are taking the appropriate action to address their Year 2000 issues. Management has targeted a completion date of December 31, 1998 for Year 2000 project work on critical business applications. System applications have been scheduled for modification based on a risk-adjusted priority to ensure that critical programs are adequately completed in time to allow for extended testing.

         Maryland Federal estimates that the total cumulative cost of the project will be approximately $750,000, which includes both internal and external personnel costs related to modifying the systems, as well as the cost of purchasing or leasing hardware or software. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. These costs are being funded through operating cash flows and are not expected to have a material effect on the results of operations.

         The costs of the project and the expected completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. The acquisition of Maryland Federal by BB&T is not expected to materially change the cost estimates or time frame for addressing the Year 2000 Issue. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that could influence the results may include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

         At May 31, 1998, the Bank had $6.1 million of undisbursed loan funds and $56.3 million in approved loan commitments. These commitments were partially offset by $27.6 million in forward commitments to sell. In addition, as of May 31, 1998, the Bank had $160.0 million of approved home equity lines of credit, of which $83.4 million had been drawn by borrowers. The Bank anticipates that it will have the funds necessary to meet these obligations through the sources of funds mentioned above. The amount of certificate accounts which are scheduled to mature by May 31, 1999 is $515.4 million. Management believes that, by evaluating competitive instruments and pricing in its market area, it can, in most circumstances, manage and control maturing deposits so that a substantial amount of such deposits are redeposited in the Bank.

         During the three months ended May 31, 1998, Maryland Federal experienced net cash inflows from operating activities and investing activities of $7.2 million and $6.6 million, respectively. In addition, Maryland Federal experienced negative cash flows from financing activities of $7.2 million during the three months ended May 31, 1998.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures about market risk are presented at February 28, 1998 in Item 7A of the Company's Annual Report on Form 10-K, filed with the SEC on May 29, 1998. Management believes there have been no material changes in the Company's market risk since February 28, 1998.

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

         Not Applicable

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         a.     Exhibit 27: Financial Data Schedule.

         b.     Form 8-K - On March 3, 1998, the Company filed a Form
                8-K to report entering into the Reorganization Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARYLAND FEDERAL BANCORP, INC.

Date: July 15, 1998                       By:/s/ Robert H. Halleck
      -------------                          ----------------------------
                                             Robert H. Halleck, President
                                             and Chief Executive Officer

Date: July 15, 1998                       By:/s/ Lynn B. Hounslow
      -------------                          ----------------------------
                                             Lynn B. Hounslow, Senior
                                             Vice President, Treasurer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer